Form 10-Q
period 1995-09-30
PALFED INC
filed 1995-11-14
CIK 793075

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                           ________________

             Quarterly Report Under Section 13 or 15 (d)
               of the Securities Exchange Act of 1934

     For the quarter ended               SEC Commission File
      September 30, 1995                Docket Number 0-15334

                           ________________

                             PALFED, INC.
    (Exact name of registrant as specified in its charter)

           SOUTH CAROLINA                            57-0821295
  (State or other jurisdiction of                  (IRS Employer
   incorporation or organization)             identification number)

   107 CHESTERFIELD STREET SOUTH
        AIKEN, SOUTH CAROLINA                          29801
(Address of principal executive office)              (Zip Code)


Registrant's telephone number, including area code: (803) 642-1400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]      NO [ ]

There were 5,101,064 shares of Common Stock outstanding on September 30, 1995.

                                    PALFED, INC.

                           Quarterly Report on Form 10-Q
                    For The Quarter Ended SEPTEMBER 30, 1995

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM                                                              Page
                                                                  ----
1.  Financial Statements

      Consolidated Statements of Financial
      Condition as of September 30, 1995
      and December 31, 1994.                                       3

      Consolidated Statements of Income
      for the Three and Nine Months Ended
      September 30, 1995 and 1994.                                 4

      Consolidated Statements of Cash
      Flows for the Nine Months Ended
      September 30, 1995 and 1994.                                 5

      Notes to Consolidated Financial Statements                   6

2.  Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                                  12

PART II - OTHER INFORMATION

ITEM

4.  Submission of Matters To a Vote of
      Security Holders                                            21

5.  Other Information                                             21

6.  (a) Exhibits                                                  21
    (b) Reports on Form 8-K                                       21

SIGNATURES                                                        22


PALFED, Inc and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)

September 30 and December 31                          1995            1994
---------------------------------------------------------------------------
(in thousands, except share data)
ASSETS
Cash and due from banks                            $  8,895       $ 11,277
Interest and due from banks                           5,473          7,054
Investment and mortgage-backed securities:
 Available-for-sale                                  22,306         33,020
 Held-to-maturity                                   108,319        119,070
Loans receivable, net                               456,489        447,991
Investment in real estate, net                       14,403         14,720
Investment in Federal Home Loan Bank
 Stock                                               10,884         10,884
Premises and equipment, net                           5,327          5,157
Goodwill and intangible value of branch
 network, net                                         2,725          2,932
Accrued interest, net of allowance of
 $1,064 and $1,309, respectively                      3,918          3,710
Other assets                                          4,125          6,610
                                                   -----------------------
                                                   $642,864       $662,425
                                                   =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Noninterest bearing accounts                      $ 28,858       $ 26,381
  Savings and NOW accounts                           96,755        109,864
 Certificates of deposit                            365,721        341,360
 Accrued interest payable                             6,880            644
                                                   -----------------------
    Total deposits                                  498,214        478,249
                                                   -----------------------
Federal Home Loan Bank advances                      88,800        135,800
Advance payments by borrowers for taxes
 and insurance                                        1,840            622
Other liabilities                                     3,914          2,598
                                                   -----------------------
   Total liabilities                                592,768        617,269

Commitments and contingencies

Stockholders' equity:
 Common stock, $1.00 par value; authorized
  10,000,000 shares; issued 5,146,166 shares;
  5,101,064 and 5,077,166 shares outstanding,
    respectively                                      5,142          5,142
 Additional paid-in capital                          26,872         26,938
 Retained earnings                                   19,535         16,481
 Unrealized loss on debt securities, net
  of income tax benefit of $644 and $1,505,
  respectively                                       (1,149)        (2,925)
 Treasury stock, at cost (41,102 and 65,000
  shares, respectively)                                (304)          (480)
                                                   -----------------------
 Total stockholders' equity                          50,096         45,156
                                                   -----------------------
                                                   $642,864       $662,425
                                                   =======================

            The accompanying notes are an integral part of these
                     consolidated financial statements

PALFED, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)


For the Three and Nine Months Ended
September 30                                   1995     1994     1995      1994
---------------------------------------------------------------------------------
(in thousands)

Interest income:
  Loans receivable                           $10,407  $ 9,497   $30,267  $28,090
  Mortgage-backed securities                   1,524    1,535     4,962    4,652
  Investment securities                          795      745     2,385    2,010
  Other interest income                           94       34       278       98
                                             -------  -------   -------  -------
    Total interest income                     12,820   11,811    37,892   34,850
                                             -------  -------   -------  -------

Interest expense:
  Deposits                                     6,188    4,618    17,578   13,920
  Other borrowings                             1,538    1,932     5,391    5,714
                                             -------  -------   -------  -------
    Total interest expense                     7,726    6,550    22,969   19,634
                                             -------  -------   -------  -------

Net interest income                            5,094    5,261    14,923   15,216
Provision for estimated loan losses              451      607       898    1,936
                                             -------  -------   -------  -------

  Net interest income after provision
    for estimated loan losses                  4,643    4,654    14,025   13,280
                                             -------  -------   -------  -------

Noninterest income:
  Checking transaction fees                      638      757     1,972    2,081
  Financial services fees                        217      132       635      555
  Late charge and other fees                     116       90       396      289
  Profit on sales of investment and
   mortgage-backed securities and loans          172       44       253      138
  Real  estate operations                       (342)    (601)     (863)  (1,800)
  Other                                          191      283       608    1,628
                                             -------  -------   -------  -------
    Total noninterest income                     992      705     3,001    2,891
                                             -------  -------   -------  -------

General and administrative expenses:
  Compensation and employee benefits           2,148    1,960     6,531    6,033
  Occupancy and equipment                        667      664     1,946    1,916
  Federal insurance premiums and
   assessments                                   355      380     1,039    1,219
  Professional and outside service fees          260      324       859    1,233
  Data processing                                222      199       659      598
  Advertising and public relations                69       80       567      359
  Other                                          227      270       708      753
                                             -------  -------   -------  -------
    Total general and administrative
      expenses                                 3,948    3,877    12,309   12,111
                                             -------  -------   -------  -------

Income before provision for income taxes       1,687    1,482     4,717    4,060
Provision for income taxes                       619      379     1,663    1,263
                                             -------  -------   -------  -------
Net income                                   $ 1,068  $ 1,103   $ 3,054  $ 2,797
                                             =======  =======   =======  =======
Earnings per share                           $  0.21  $  0.21   $  0.59  $  0.54
                                             =======  =======   =======  =======

            The accompanying notes are an integral part of these
                     consolidated financial statements

PALFED, Inc and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)


For the nine months ended September 30,              1995            1994
---------------------------------------------------------------------------
(in thousands)

Operating Activities:
 Cash flows from operating activities:
  Net income                                       $  3,054       $  2,797
  Adjustments to reconcile net income to cash
   provided by operations:
  Depreciation                                          589            530
  Amortization of goodwill and intangibles,
   loan fees, deferred income, and premiums and
   discounts                                            149            236
  Provision for estimated losses on loans, real
   estate and accrued interest receivable             2,125          3,802
  Stock dividends on FHLB stock                                       (135)
  Profit on sales of real estate                       (297)           (66)
  Profit on sales of loans                             (346)          (138)
  Loss on sale of assets available-for-sale              93
  Changes in:
   Accrued interest receivable, net                  (1,188)          (874)
   Accrued interest payable                           6,237          3,623
   Other assets                                       1,570          2,904
   Other liabilities (excluding deferred income)      1,436         (1,958)
  Other, net                                            158            677
                                                   -----------------------
   Net cash provided by operating activities         13,580         11,398
                                                   -----------------------
Investing activities:
 Cash flows from investing activities:
  Purchases of investment and mortgage-backed
   securities                                                      (11,040)
  Principal payments and maturities of investment
   and mortgage-backed securities                    10,781         13,169
  Purchases of assets available-for-sale             (9,754)       (41,828)
  Principal collections on assets available-
   for-sale                                           3,458          5,851
  Proceeds from sales of assets available-
   for-sale                                          50,023         55,924
  Loans originated (net of payments received)       (41,822)       (48,500)
  Proceeds from sales of foreclosed real estate       2,683          6,830
  Purchase of premises and equipment                   (749)        (1,319)
  Other, net                                           (215)             0
                                                   -----------------------
 Net cash provided (used) by investing
    activities                                       14,405        (20,913)
                                                   -----------------------
Financing Activities:
 Cash flows from financing activities:
  Net increase (decrease) in deposit accounts        13,729        (10,516)
  Proceeds from FHLB advances and other
   borrowed money                                    35,000        124,400
  Repayments of FHLB advances and other
   borrowed money                                   (82,000)      (113,659)
  Other, Net                                          1,323          1,552
                                                   -----------------------
   Net cash provided (used) by financing
    activities                                      (31,948)         1,777
                                                   -----------------------

Net decrease in cash and cash equivalents            (3,963)        (7,738)
Cash and cash equivalents, beginning of
 period                                              18,331         20,224
                                                   -----------------------
Cash and cash equivalents, end of period           $ 14,368       $ 12,486
                                                   =======================
Interest paid, net of amounts capitalized          $ 16,732       $ 16,011
                                                   =======================
Income taxes paid                                  $    800       $      0
                                                   =======================

            The accompanying notes are an integral part of these
                     consolidated financial statements

                          PALFED, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The accounting and reporting policies of PALFED, Inc. and Subsidiaries (the "Company") conform to generally accepted accounting principles and to general practice within the thrift industry. They reflect all adjustments which, in the opinion of management, are necessary to a fair presentation of the consolidated financial position and results of operations for the interim periods presented. These adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements, the related notes, and the report of independent accountants included in the Company's Annual Report to Shareholders for the year ended December 31, 1994. The year end consolidated statement of financial condition data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for a full year.

STATEMENTS OF CASH FLOWS

Cash and cash equivalents  include cash and due from banks  and interest-bearing
deposits  with  other  banks.    The  following  table  summarizes  the  noncash
transactions for the nine months ended September 30:

                                                 1995      1994
                                                 ----      ----
                                                  (in millions)
Securitizations of mortgage loans               $19.9      $31.8
Loan foreclosures                                 7.5        2.8
Financed sales of real estate                     5.4        2.3
Transfers of investment and mortgage-backed
  securities from available-for-sale to
  held-to-maturity                                          91.5

LOANS RECEIVABLE

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting By Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting By Creditors For Impairment of a Loan - Income Recognition and Disclosures, an Amendment of SFAS No. 114", on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company uses several factors in determining if a loan is impaired under SFAS No. 114. The quarterly asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, etc.

The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that collateral dependent loans are measured for impairment at the fair value of the collateral. The adoption of SFAS No. 114 resulted in no additional provision for credit losses at January 1, 1995.

Also under this standard, loans which are considered to be in-substance foreclosed continue to be measured at the fair value of the collateral, however, these loans are classified as loans receivable rather than as foreclosed real estate, as was the case previously. Therefore, in-substance foreclosures of $3.2 million at December 31, 1994 have been reclassified from investment in real estate to loans receivable.

Loans, including impaired loans, are generally classified as nonaccrual if they are past due in excess of 90 days. Loans that are on a current payment status or less than 90 days past due may also be classified as nonaccrual if repayment in full of interest and principal is in doubt.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. This statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by accounting standards related to business segments and unusual and infrequently occurring events. SFAS No. 121 is effective for the Company for the year ending December 31, 1996. Management is reviewing SFAS No. 121 to determine its effect on the financial condition and results of operations of the Company.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 requires that a mortgage banking enterprise recognize as assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the loans and to the mortgage servicing rights based upon their relative fair values. This statement requires the capitalized mortgage servicing rights be evaluated for impairment based on the fair value of those rights by stratifying the rights based on predominant risk characteristics of the underlying loans. SFAS No. 122 is effective for the Company for the year ending December 31, 1996, although earlier adoption is encouraged. Management is reviewing SFAS No. 122 to determine its effect on the financial condition and results of operations of the Company.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans including stock purchase, stock option, restricted stock and stock appreciation right plans. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board opinion No. 25, "Accounting for Stock Issued To Employees". Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. SFAS No. 123 is generally effective for the Company for the year ending December 31, 1996, although earlier adoption is permitted. Management is reviewing SFAS No. 122 to determine the effects of the two methods on the financial condition and results of operations of the Company.

In November 1995, the FASB will issue a Special Report entitled, "A Guide to Implementation of Statement 115, 'Accounting For Certain Investments in Debt and Equity Securities'". The FASB added certain transition provisions to the Special Report, including the provision allowing all entities a one-time opportunity to reconsider their ability and intent to hold securities to maturity and be allowed to transfer securities from held-to-maturity to available-for-sale without "tainting" their remaining held-to-maturity securities. Entities would be allowed to make transfers from the date of issuance of the Special Report (mid-November 1995) to December 31, 1995. Management is presently analyzing its portfolio in anticipation of transferring certain held-to-maturity securities to available-for-sale by December 31, 1995.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RECLASSIFICATIONS

Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.

2.  EARNINGS PER COMMON SHARE

The following tables illustrate the calculation of earnings per share for the three and nine months ended September 30:

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:

                                      Quarters Ended   Nine Months Ended
                                       September 30,     September 30,
                                      --------------   -----------------
                                       1995    1994     1995      1994
                                       ----    ----     ----      ----
Income before provision for
  income taxes ...................... $ 0.33  $ 0.32   $ 0.91    $ 0.82
Provision for income taxes ..........   0.12    0.11     0.32      0.28
                                      ------  ------   ------    ------
Earnings per share .................. $ 0.21  $ 0.21   $ 0.59    $ 0.54
                                      ======  ======   ======    ======

CALCULATION OF COMMON AND COMMON EQUIVALENT SHARES:

                                            Quarters Ended  Nine Months Ended
                                             September 30,    September 30,
                                            --------------  -----------------
                                                      (in thousands)
 1995
-----
Weighted average shares outstanding.........        5,101              5,094
Stock options outstanding...................   184               184
Shares assumed repurchased..................   107     77        124      60
                                               ---  -----        ---   -----
Average common and common equivalent shares.        5,178              5,154
                                                    =====              =====

 1994
-----
Weighted average shares outstanding.........        5,142              5,141
Stock options outstanding...................   136               136
Shares assumed repurchased..................    89     47        104      32
                                               ---  -----        ---   -----
Average common and common equivalent shares.        5,189              5,173
                                                    =====              =====

3. INVESTMENT AND MORTGAGE-BACKED SECURITIES

Investment and mortgage-backed securities are summarized as follows:

                                 September 30, 1995     December 31, 1994
                                 ------------------     -----------------
                                             Available-for-sale
                                 ----------------------------------------
                                 Amortized   Fair     Amortized    Fair
                                    Cost     Value      Cost       Value
                                 ---------   -----    ---------    -----
                                            (in thousands)
Investment securities            $ 4,404    $ 4,417    $ 6,986    $ 6,709
Mortgage-backed securities        17,785     17,889     28,292     26,311
                                 -------    -------    -------    -------
                                 $22,189    $22,306    $35,278    $33,020
                                 =======    =======    =======    =======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              Held-to-maturity
                                 ---------------------------------------
                                 Amortized   Fair      Amortized   Fair
                                    Cost     Value       Cost      Value
                                 ---------   -----     ---------   -----
                                             (in thousands)
Investment securities            $ 37,014  $ 36,375    $ 39,108  $ 36,073
Mortgage-backed securities         73,163    71,954      82,134    75,598
Unrealized loss on securities
  transferred from available-
  for-sale                         (1,858)               (2,172)
                                 --------  --------    --------  --------
                                 $108,319  $108,329    $119,070  $111,671
                                 ========  ========    ========  ========

4. ACTIVITY IN THE ALLOWANCE FOR ESTIMATED LOAN LOSSES

Changes in the allowance for estimated loan losses are summarized as follows for the quarters and nine months ended September 30:

                                      Quarters           Nine months
                                    1995      1994      1995      1994
                                  -----------------   -----------------
                                              (in thousands)
Balance, beginning of period      $ 8,077   $ 9,358   $ 8,212  $ 9,884
Provisions                            451       607       898    1,936
Charge-offs                          (432)   (1,727)   (1,255)  (3,909)
Recoveries                            124        89       496      416
Reclassifications                     131
                                  -------   -------   -------  -------
Balance, end of period            $ 8,351   $ 8,327   $ 8,351  $ 8,327
                                  =======   =======   =======  =======

At September 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totalled approximately $10.8 million, of which $6.2 million related to loans with a corresponding valuation allowance of $1.1 million. The impaired loans at September 30, 1995, were measured for impairment using the fair value of the collateral as substantially all of these loans were collateral dependent. For the nine months ended
September 30, 1995, the average recorded investment in impaired loans was approximately $11.1 million. The interest income recognized on impaired loans during the nine months ended September 30, 1995 was $435,000. Impaired loans are summarized as follows at September 30:

                                      1995
                                      ----
                                 (in thousands)
Construction loans                  $   535
Land loans                            3,147
Residential mortgage loans              230
Commercial real estate loans          6,875
                                    -------
                                    $10,787
                                    =======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. COMMITMENTS AND CONTINGENCIES

At June 30, 1995, the purchaser of the lots at the Woodside Plantation project had defaulted on 2 scheduled payments under the membership agreement with Woodside Plantation Country Club. See "Nonperforming Assets and Restructured Loans".


6. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The amounts of financial instruments with off-balance-sheet risk are as follows at the dates indicated:

                                     September 30  December 31
                                          1995         1994
                                     ------------  -----------
                                         (in thousands)
Financial instruments whose contract
  amounts represent credit risk:

  Commitments to originate loans       $ 22,741     $ 13,690
                                       ========     ========
  Unused lines of credit               $ 31,520     $ 31,522
                                       ========     ========
  Standby letters of credit            $    653     $    816
                                       ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

The Company's net earnings for the three months ended September 30, 1995 were $1.1 million or $0.21 per common share, unchanged from the 1994 comparable third quarter. The net earnings for the nine months ended September 30, 1995 were $3.1 million or $0.59 per common share compared to $2.8 million or $0.54 per common share for the comparable period in 1994. Quarterly income before provision for income taxes increased by $205,000 or 13.8% primarily as a result of a 25.7% decrease in the provision for estimated loan losses and a 40.7% increase in noninterest income. However, this increase was offset by an increase of $240,000 or 63.3% in provision for income taxes. The 1994 quarterly income tax provision included state income tax refunds of approximately $178,000, thereby lowering the effective tax rate to 25.6%. The increase in year-to-date earnings resulted primarily from a decrease of $1.0 million or 53.6% in the provision for estimated losses on loans and a decrease of $937,000 or 52.1% in losses from real estate operations, offset by a decrease of $1.0 million or 62.3% in other noninterest income and an increase of $400,000 or 31.7% in provision for income taxes.

In October 1995, the Secretary of Energy announced the Savannah River Site ("SRS") as the "preferred location" for a new site for tritium production.
While this is positive news for the local economy, many details are still unresolved, such as the decision to use existing reactor technology or the new linear accelerator technology. Additionally, no construction is scheduled to begin for three years, therefore, additional layoffs at SRS are possible, and will depend on Congressional appropriation of environmental clean up funds at SRS.

In September 1995, management and the owners of the lots and outparcels at Woodside Plantation completed the restructuring of the debt collateralized by that property. See NONPERFORMING ASSETS AND RESTRUCTURED LOANS.


COMPARISON OF 1995 AND 1994 OPERATING RESULTS

NET INTEREST INCOME

During the third quarter of 1995, the net interest margin continued to contract from the 1994 level. Net interest income was $5.1 million for the quarter ended September 30, 1995, a decrease of $167,000 or 3.2% compared to the quarter ended September 30, 1994. Total interest income increased $1.0 million or 8.5% while total interest expense increased $1.2 million or 18.0%. The net interest margin was 3.22% for the third quarter of 1995 compared to 3.40% for the 1994 quarter. The costs of liabilities increased faster than the increase in yield on assets, however, this effect was partially offset by a decline of $43.5 million or 31.9% in average

Federal Home Loan Bank advances. For the nine months ended September 30, 1995, net interest income decreased by $293,000 or 1.9% to $14.9 million compared to the nine months ended September 30, 1994. Total interest income increased $3.0 million or 8.7%, while total interest expense increased $3.3 million or 17.0% from the 1994 period. The net interest margin was 3.11% during the nine months of 1995 compared to 3.29% during the nine months in 1994.

PROVISION FOR ESTIMATED LOSSES ON LOANS

Due to reductions in nonperforming and criticized assets, the 1995 provisions and charge-offs continue to be less than the levels experienced in prior years. The provision for estimated losses on loans was $451,000 for the quarter ended September 30, 1995, compared to $607,000 for the 1994 quarter. Net charge-offs for the 1995 quarter were $308,000 or 0.07% of average loans receivable compared to $1.6 million or 0.36% of average loans receivable for the 1994 quarter. For the comparable nine month periods, the provision for estimated loan losses decreased from $1.9 million in 1994 to $898,000 in 1995 while net charge-offs decreased from $3.5 million or 0.78% of average loans receivable in 1994 to $759,000 or 0.17% of average loans receivable in 1995. The resulting allowance for estimated losses on loans at September 30, 1995 and 1994 was $8.4 million and $8.3 million, respectively. While management uses its best judgment in establishing the allowance for loan losses, there is no assurance that future provisions and charge-offs will not return to the higher levels seen in prior years. SEE NONPERFORMING ASSETS AND RESTRUCTURED LOANS.

NONINTEREST INCOME

Noninterest income was $992,000 for the quarter ended September 30, 1995, an increase of $287,000 or 40.7% over the 1994 quarter. Improvements in real estate operations, profits on sales of securities and loans and financial services fees exceeded declines in checking transaction fees and other noninterest income.

Real estate operations losses decreased $259,000 during the comparable quarters primarily as a result of: an increase of $122,000 in net profits on foreclosed real estate; a decrease of $103,000 in expenses associated with real estate acquired for development and sale; and a decrease of $70,000 in expenses associated with the maintenance and sale of foreclosed real estate. The Company experienced profits of $172,000 on sales of investment and mortgage-backed securities and loans during the 1995 quarter compared to $44,000 for the 1994 quarter. Financial services fees increased by $85,000 to $217,000 in the 1995 quarter due to increased sales of tax deferred annuities and other financial products.

These improvements were partially offset by declines in other components of noninterest income. Checking transaction fees decreased by $119,000 or 15.7% to $638,000 for the 1995 quarter. The decrease was caused in part by a decrease in certain low balance checking accounts which generated fee income in 1994. Other noninterest income decreased by $92,000 or 32.5% to $191,000 in 1995. The decline was caused by the receipt in 1994 of $46,000 in interest on federal income tax refunds and by a decrease of $38,000 in insurance commissions on consumer life policies.

For the nine months ended September 30, 1995, noninterest income increased by $110,000 or 3.8% to $3.0 million from the 1994 period. For the comparable nine month periods, financial services fees increased by $80,000 or 14.4% and real estate operations improved by $937,000 or 52.1%. However, other noninterest income decreased by $1.0 million or 62.7% from 1994 to 1995. The 1994 amount included the receipt of $767,000 in interest on federal income tax refunds.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $3.9 million for each of the quarters ended September 30, 1995 and 1994. For the nine months ended September 30, 1995, general and administrative expenses increased $198,000 or 1.6% to $12.3 million. Compensation and employee benefits expense increased by $188,000 or 9.6% and $498,000 or 8.3% during the three and nine month periods, respectively. The primary components of compensation and employee benefits are comprised as follows:

                              Three Months Ended  Nine Months Ended
                              Sept. 30  Sept. 30  Sept. 30  Sept. 30
                                1995      1994      1995      1994
                              --------  --------  --------  --------
                                        (in thousands)
Salaries and commissions       $ 1,967  $ 1,836   $ 5,791   $ 5,625
Incentive programs                 127       74       339       280
Medical and retirement             170      214       620       683
Payroll and other taxes            132      126       466       445
Other expenses                      25       24        77        67
                               -------   ------   -------    ------
                                 2,421    2,274     7,293     7,100
Capitalized costs of loan
  originations                    (273)    (314)     (762)   (1,067)
                               -------    -----    ------    ------
                               $ 2,148  $ 1,960   $ 6,531   $ 6,033
                               ======   =======   =======   =======

Salaries and benefits increased 6.5% during the quarter ended September 30, 1995, primarily due to an increase of 7.1% in salaries and commissions and an increase of 71.6% in incentive programs. Expenses associated with incentive programs increased due to higher earnings in 1995. Medical and retirement costs declined 20.6% during the 1995 quarter resulting from decreased pension expense caused by discontinuing life insurance benefits within the pension plan and changes in actuarial assumptions. The decline of 13.1% in capitalized loan costs resulted from decreased loan originations in the comparable quarters, continuing the 1995 trend.

During  the quarter ended September  30, 1995, professional  and outside service
fees  decreased  by $64,000  or  19.8% to  $260,000 in  1995.   The  decrease is
primarily  attributable to  a  decrease of

$49,000 or 36.0% in legal costs, especially those costs incurred in connection with bankruptcies and foreclosures. Other general and administrative expenses decreased by $43,000 or 15.9% due to decreases in insurance costs, teller shortages, consumer loan recovery expenses and appraisal expenses, offset by an increase in the amortization of goodwill and other intangibles.

During the comparable nine month periods, professional and outside service fees declined $374,000 or 30.03% due to decreased legal and consulting expenses, and federal deposit insurance premiums declined by $180,000 or 14.08% due to a reduction in the risk based premium from 31 cents to 26 cents per $100 of deposits. Advertising and public relations increased by $180,000 to $567,000 during the 1995 period due to the new television, print and billboard advertising in connection with the new marketing campaign to position Palmetto Federal as "The Bank of Choice" in South Carolina.

LENDING ACTIVITIES

During the quarter ended September 30, 1995, the Company originated $43.3 million in loans compared to $37.4 million during the 1994 quarter. The 1995 originations included $21.9 million in residential mortgage, $8.1 million in construction and $13.3 million in consumer and commercial loans compared to $15.1 million, $6.1 million and $16.2 million, respectively, for the 1994 third quarter. The increase of 15.7% in total originations reverses the decline in originations experienced during the earlier months of 1995, however, total originations in 1995 of $116.1 million continues to lag behind the 1994 figure of $186.4 million.

ASSET/LIABILITY MANAGEMENT

Interest-earning  assets  were  $604.5  million  at  September  30,  1995, which represented a decline of 0.7% from June 30, 1995, and a decline of 1.7% from December 31, 1994. Interest-bearing liabilities were $587.0 million at September 30, 1995, which represented a decline of 1.9% from June 30, 1995 and a decline of 4.4% from December 31, 1994. During the second quarter, management continued its strategy of repaying maturing Federal Home Loan Bank Advances, primarily short term variable rate advances, through the use of funds provided by sales of loans and mortgage-backed securities. The controlled shrinkage in interest earning assets and liabilities has decreased the Bank's interest rate risk profile as the sensitivity measure has dropped from negative 1.89% at December 31, 1994 to negative 1.38% at June 30, 1995 (the latest date for which information is available). For the nine months ended September 30, 1995, the ratio of average interest-earning assets to average interest-bearing liabilities was 1.022 compared to 1.007 for the 1994 period.

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Palmetto Federal's interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate);
(2) change in rates (change in rate multiplied by old volume); (3) change in rate-volume (change in rate multiplied by the change in volume).


                                          For The Nine Months Ended
                                          Sept. 1995 vs. Sept. 1994
                                            Increase (Decrease)
                                   --------------------------------------
                                                       Rate/
                                   Volume     Rate    Volume    Total
                                   ------     ----    ------    -----
                                              (in thousands)
Changes in:
     Interest income:
      Loans receivable............  $   394   $ 1,757   $  26    $  2,177
      Mortgage-backed securities..     (371)      739     (58)        310
      Investments and other.......      250       273      32         555
                                    -------   -------   -----    --------
     Total interest income........      273     2,769       0       3,042
                                    -------   -------   -----    --------
     Interest expense:
      Deposits....................      672     2,846     140       3,658
      FHLB advances and other
        borrowed money............   (1,176)    1,074    (221)       (323)
                                    -------   -------   -----    --------
     Total interest expense.......     (504)    3,920     (81)      3,335
                                    -------   -------   -----    --------
     Net interest income (expense)  $   777   $(1,151)  $  81    $   (293)
                                    =======   =======   =====    ========

The increase in total interest income was caused primarily by an increase in the average yield on average interest-earning assets from 7.59% in 1994 to 8.20% in 1995. Additionally, average interest-earning assets increased from $611.9 million in 1994 to $616.1 million in 1995. Total interest expense increased due to a significant increase in the average cost of average interest-bearing liabilities from 4.31% in 1994 to 5.09% in 1995 despite a decline in average interest-bearing liabilities from $607.8 million in 1994 to $602.8 million in 1995. The 1994 averages and yields have been recalculated by reclassifying in-substance foreclosed loans from real estate to loans consistent with the 1995 classification.

The following table presents information with respect to interest income from interest-earning assets and interest expense from interest-bearing liabilities, expressed in both dollars (in thousands) and rates, for the periods indicated.

                                                    Interest                      Interest
                                                    Income/     Yield/            Income/     Yield/
                                           1995     Expense     Rate      1994    Expense     Rate
                                           ----     --------    ------    ----    --------    ------
Average interest-earning assets:
   Interest bearing deposits             $  6,534   $   278      5.68%  $  4,158   $    98     3.14%
   Loans receivable                       455,519    30,267      8.86    449,690    28,090     8.44
   Mortgage-backed securities              99,714     4,962      6.63    108,336     4,652     5.73
   Total investments (taxable)             43,422     1,794      5.51     38,864     1,531     5.25
   FHLB stock                              10,884       591      7.23     10,870       479     5.87
                                         --------   -------      ----   --------   -------     ----
    Total                                 616,073    37,892      8.20%   611,918    34,850     7.59%
                                         --------   -------      ----   --------   -------     ----

Average interest-bearing liabilities:
   Retail savings deposits               $ 31,039   $   629      2.71%  $ 31,234   $   616     2.63%
   Brokered time deposits                                                  2,673       178     8.87
   Retail time deposits                   364,781    15,668      5.74    327,480    11,754     4.79
   Demand deposits                         98,785     1,281      1.73    110,427     1,372     1.66
   FHLB Advances                          108,235     5,391      6.66    135,990     5,714     5.60
   Other borrowed money                                                       56         0        0
                                         --------   -------      ----   --------   -------     ----
      Total                               602,840    22,969      5.09%   607,860    19,634     4.31%
                                         --------   -------      ----   --------   -------     ----
Net interest income                                 $14,923                        $15,216
                                                    =======                        =======
Interest rate spread                                             3.11%                         3.28%
                                                                 ====                          ====
Net yield                                                        3.23%                         3.32%
                                                                 ====                          ====

In November 1995, the FASB will issue a Special Report entitled, "A Guide to Implementation of Statement 115, 'Accounting For Certain Investments in Debt and Equity Securities'". The FASB added certain transition provisions to the Special Report, including the provision allowing all entities a one-time opportunity to reconsider their ability and intent to hold securities to maturity and be allowed to transfer securities from held-to-maturity to available-for-sale without "tainting" their remaining held-to-maturity securities. Entities would be allowed to make transfers from the date of issuance of the Special Report (mid-November 1995) to December 31, 1995. Management is presently analyzing its portfolio in anticipation of transferring certain held-to-maturity securities to available-for-sale by December 31, 1995.

NONPERFORMING ASSETS AND RESTRUCTURED LOANS

Nonperforming assets (nonaccrual loans and foreclosed real estate ("REO")) and restructured loans, net of specific allowances, decreased from $35.9 million or 5.4% of total assets at December 31, 1994 to $29.1 million or 4.5% of total assets at September 30, 1995. The decrease is primarily attributable to a decrease in restructured loans due to sustained performance under the restructured terms. The table below sets forth the amounts and categories of Palmetto Federal's nonperforming assets and restructured loans at the dates indicated.

                                     Sept. 30  June  30  Dec.  31  Sept. 30
                                       1995      1995      1994      1994
                                     --------  --------  --------  --------
                                          (dollars in thousands)
Nonaccrual loans                     $ 8,399    $ 9,021   $12,466   $11,708
Foreclosed real estate                 7,937      8,812     8,269     9,941
Restructured loans                    13,967     16,103    16,412    16,911
                                     -------    -------   -------   -------
                                      30,303     33,936    37,147    38,560
Less specific valuation
 allowances                           (1,219)      (897)   (1,288)   (1,166)
                                     -------    -------   -------   -------
                                     $29,084    $33,039   $35,859   $37,394
                                     =======    =======   =======   =======
General loan loss allowance
 as a percentage of the total          24.5%      21.1%     19.3%     19.1%
                                       =====      =====     =====     =====
Total as a percentage of loans
 receivable, net                        6.4%       7.2%      8.1%      8.4%
                                        ====       ====      ====      ====
Total as a percentage of total assets   4.5%       5.1%      5.4%      5.7%
                                        ====       ====      ====      ====

Changes in the components of nonperforming assets and restructured loans during the three months ended September 30, 1995 were as follows:

                                  Nonaccrual    REO     Restructured   Total
                                    Loans                  Loans
                                  ----------    ---     ------------   -----
                                                (in thousands)
June 30, 1995                      $  9,021   $  8,812    $ 16,103    $33,936
Performing loans which
  became nonperforming                1,866        982       2,559      5,407
Upgrades due to performance          (2,048)                (4,344)    (6,392)
Sales                                           (2,241)                (2,241)
Net principal collections              (206)                   (29)      (235)
Charge-offs and write downs                       (172)                  (172)
Restructured loans which became
  nonaccrual                            468                   (468)
Nonaccrual loans which became
  restructured                         (146)                   146
Nonaccrual loans which became REO      (556)       556
                                   --------   --------    --------    -------
September 30, 1995                 $  8,399   $  7,937    $ 13,967    $30,303
                                   ========   ========    ========    =======

The $1.9 million of new nonaccrual loans is comprised of one loan of $466,000 and several other loans, none of which individually exceed $162,000. The $466,000 loan is collateralized by commercial real estate, a personal residence, a certificate of deposit and certain equipment.

The $2.2 million of REO sold consist of fifteen properties, the largest of which is a hunting preserve of approximately 1,800 acres with a book value of $1.2 million, and a parcel of 350 acres adjacent to a subdivision in south Aiken County with a book value of $0.5 million.

The $4.3 million of upgraded restructured loans consists primarily of one loan of $3.6 million collateralized by an apartment complex in Charleston, South Carolina. The restructuring occurred in 1993 and the loan has performed under the new terms since that time.

The $2.6 million in new restructured loans consists primarily of loans to Woodside Development Limited Partnership (the "Purchaser") with a principal balance of $2.3 million, which financed the

December 1993 sale of the remaining developed lots and seven outparcels at the Woodside Development project, along with the development and sales offices at Woodside Plantation. The restructuring included the following terms: (1) the Company received 35 lots in return for a $492,000 reduction of the debt; (2) the Company agreed to pay up to $330,000 toward joint marketing efforts over three years related to the lots it owns; (3) the Company agreed to make the third and fourth quarter 1995 payments under the membership agreement to Woodside Plantation Country Club ("WPCC") in the amount of $184,500; (4) agreed to grant a two year extension until December 31, 1997 of the Purchaser's option to purchase the remaining undeveloped acreage and; (5) the Purchaser agreed to bring the membership obligation current by payment of $189,000. Management has accrued the marketing expenses related to the restructuring and the liability of $184,500 related to memberships.

The Purchaser's principal source of repayment of the restructured debt is homesite sales at the Woodside Plantation project which to date have not been sufficient to service all the Purchaser's obligations. The terms of the restructuring are intended to improve the cash flow of the project. However, there are no assurances that home site sales will be sufficient to service the restructured debt. The Company remains contingently liable to WPCC for any unpaid amounts due under the membership agreement. See Note 11 to the Company's Consolidated Financial Statements for the year ended December 31, 1994.

The $1.0  million of performing loans  which became REO consists of   six loans,
the largest of which is the Woodside Development Limited Partnership loan discussed above.

Potential problem loans represent loans that are current as to payment of principal and interest, but where management has doubts about the borrower's ability to comply with present repayment terms. These loans are not included in the above table of nonperforming assets and restructured loans. These loans, primarily commercial real estate loans, totalled approximately $10.4 million at September 30, 1995.

The Bank's total criticized assets include its nonperforming assets and restructured loans of $29.1 million as well as its potential problem loans of $10.4 million. The following table summarizes the Bank's criticized assets as of the dates indicated:

                       Sept. 30   June 30   Dec.  31   Sept. 30
                         1995       1995      1994       1994
                       --------   -------   --------   --------
                                   (in thousands)
Special mention         $ 8,194   $ 3,664   $11,050     $ 6,173
Substandard              29,903    31,881    30,138      33,620
Doubtful                     15         0         0           0
Loss                      1,366     1,243     1,822       3,160
                        -------   -------   -------     -------
                        $39,478   $36,788   $43,010     $42,953
                        =======   =======   =======     =======

LIQUIDITY

Palmetto Federal's principal sources of funds are deposits, loan repayments, proceeds from sales and principal payments of invest- ment and mortgage-backed securities and loans, FHLB advances, other borrowings, and retained earnings. The liquidity of Palmetto Federal's operations is measured by the ratio of cash and short-term investments as defined by the OTS regulations to the sum of savings and borrowings payable in one year, less loans on savings. The Bank's average liquidity level for September 1995 was 7.8% which was in excess of the required amount of 5.0%.

REGULATORY MATTERS

The Office of Thrift Supervision ("OTS") began its regular examination of PALFED, Inc. and the Bank in July 1995. Management received the confidential Report of Examination during the quarter ending September 30, 1995.

The OTS regulatory capital regulations specify three capital standards for thrifts: a core capital requirement of 3.0%; a tangible capital requirement of 1.5%; and a risk-based capital requirement of 8.0%. Palmetto Federal's regulatory capital as of September 30, 1995, was 6.6% tangible capital, 6.6% core capital, and 11.3% risk-based capital, and therefore the Bank meets the well-capitalized standard under the FDIC prompt corrective action guidelines. Because of uncertainties regarding the insurance fund recapitalization and to help maintain well-capitalized status PALFED, Inc. made a capital contribution of $1.5 million to Palmetto Federal during the quarter ended September 30, 1995.

Under current law, banks and thrifts pay FDIC insurance premiums of at least 23 cents per $100 of deposits until the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") attain a required 1.25% reserve level. On August 8, 1995, the FDIC reduced deposit insurance premiums paid by most banks but kept existing assessment rates intact for savings associations, thereby placing thrifts at a competitive disadvantage. Several alter-natives are being discussed to both alleviate this disparity and still rapidly build the SAIF reserve to 1.25%. The Administration has proposed a plan to recapitalize the SAIF by January 1, 1996, under which thrifts will pay a one-time assessment of 85 to 90 cents per $100 of deposits. Based on insurable deposits of $500.0 million, this proposed assessment would cost the Company between $4.25 million and $4.5 million. However, management expects this assessment to result in decreased deposit insurance premiums in the future. Management presently anticipates the one-time assessment will not cause the Bank to fall below the well capitalized regulatory capital standard.

Part II.  Other Information

Item 4.  Submission of Matters To a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit 11.1 Statement regarding computation of per share data is included in Item 1 and incorporated herein by reference.

     Exhibit 27  Financial Data Schedule.

     (b)  Reports on Form 8-K.
     The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PALFED, Inc.
                                        ----------------------------------------
                                        (Registrant)



Date:    November 10, 1995              /S/  JOHN C. TROUTMAN
         -----------------------       -----------------------------------------
                                       John C. Troutman
                                       President and Chief
                                       Executive Officer



Date:    November 10, 1995             /S/  DARRELL R. RAINS
         ----------------------        -----------------------------------------
                                       Darrell R. Rains
                                       Executive Vice President
                                       and Chief Financial Officer



Date:    November 10, 1995             /S/  MICHAEL B. SMITH
         ---------------------         -----------------------------------------
                                       Michael B. Smith
                                       Senior Vice President
                                       and Controller