Form 10-K405
period 1995-12-31
PALFED INC
filed 1996-04-01
CIK 793075

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 2054

                       ---------------------------------

                                      FORM 10-K

                  [x] Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934 [Fee Required]

                [_] Transition Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended                                    SEC Commission File
December 31, 1995                                            Number 0-15334

                                     PALFED, Inc.
                                     ------------
                (Exact name of registrant as specified in its charter)

          South Carolina                                         57-0821295
 -------------------------------                             ----------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                         Identification Number)

107 Chesterfield Street South, Aiken, South Carolina                 29801
- ----------------------------------------------------               ---------
      (Address of principal executive office)                     (Zip Code)

          Registrant's telephone number, including area code: (803) 642-1400

                             ---------------------------

          Securities registered pursuant to Section 12(b) of the Act:   None

             Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock, $1.00 Par Value
                            -----------------------------
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes..X..        No.....

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the registrant's outstanding Common Stock held by non-affiliates of the registrant on March 15, 1996 was $64,262,113. There were 5,222,142 shares of Common Stock outstanding on March 15, 1996.

                         DOCUMENTS INCORPORATED BY REFERENCE

      1. Annual Report to Shareholders for the year ended December 31, 1995 (Parts I, II and IV)

      2.  Proxy Statement for the 1996 Annual Meeting of Shareholders (Part
III).

                      Page 1 of ____ sequentially numbered pages
                         The Index to Exhibits is on page 42.

                                     PALFED, INC.
                                   AND SUBSIDIARIES


                                  TABLE OF CONTENTS

                                                                            Page
                                                                             No.

PART I

      Item 1.      Business...............................................     1
      Item 2.      Properties.............................................    32
      Item 3.      Legal Proceedings......................................    32
      Item 4.      Submission of Matters to a Vote of Security Holders....    32

PART II

      Item 5.      Market for Registrant's Common Equity and Related
                   Shareholder Matters....................................    35
      Item 6.      Selected Financial Data................................    35
      Item 7.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................    35
      Item 8.      Financial Statements and Supplementary Data............    36
      Item 9.      Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure....................    36

PART III

      Item 10.     Directors and Executive Officers of the Registrant.....    37
      Item 11.     Executive Compensation.................................    37
      Item 12.     Security Ownership of Certain Beneficial Owners and
                   Management.............................................    37
      Item 13.     Certain Relationships and Related Transactions.........    37

PART IV

      Item 14.     Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K...............................................    38



SIGNATURES


                                         (i)

                                        PART I

ITEM 1.  BUSINESS.

      PALFED, Inc. ("PALFED", together with its subsidiaries, the "Company"), is a South Carolina corporation that was incorporated on March 7, 1986 to own all the outstanding stock of Palmetto Federal Savings Bank of South Carolina ("Palmetto Federal" or the "Bank"). PALFED acquired all of the stock of Palmetto Federal on January 27, 1987.


      As a savings and loan holding company, the primary business of PALFED is to manage the business of Palmetto Federal and its other subsidiaries and affiliates. Palmetto Federal is a federally-chartered stock savings bank which was chartered in 1951 and converted from a federal mutual savings and loan association to a federal stock savings bank in 1985. PALFED Investment Services, Inc. ("PALFED Investment"), a wholly-owned subsidiary of PALFED, offers retail securities brokerage services and consumer insurance products. At December 31, 1995, the Company had total assets of approximately $646 million. At December 31, 1995, PALFED and its subsidiaries had approximately 246 full-time employees and 50 part-time employees.


                          BANKING AND BANK-RELATED SERVICES

GENERAL

      Palmetto Federal primarily engages in attracting deposits from the general public and, using these funds, loan repayments, other borrowings, and proceeds from the sale of securitized mortgage loans, makes loans for the purchase, financing or improvement of real estate. Palmetto Federal also engages in consumer lending and other fee generating financial services. Palmetto Federal operates 19 branch offices, all of which are located in south central and southern South Carolina. The Bank also operates seven mortgage lending offices. The Bank's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") which is supervised by the Federal Deposit Insurance Corporation ("FDIC"). The operations of the Company and the Bank are subject to regulation by the Office of Thrift Supervision ("OTS"), the FDIC and the Federal Reserve Board ("FRB"). Palmetto Federal is a member of the Federal Home Loan Bank System ("FHLBS").

LENDING AND INVESTMENT ACTIVITIES

      GENERAL The principal lending activity of Palmetto Federal is the origination of single family residential mortgage loans. Additionally, the Bank operates under an investment policy which primarily is aimed at originating long term fixed rate mortgage loans in accordance with Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") underwriting guidelines for sale in the secondary market. The Bank's adjustable rate mortgages generally are made in accordance with FNMA underwriting guidelines, however, the Bank's present investment policy is to retain these loans in its portfolio. Palmetto Federal also originates construction loans on single family and, to a lesser extent, multi-unit dwellings and conventional mortgage loans on multi-unit dwellings and on commercial and other type properties. In addition, Palmetto Federal offers mobile home, automobile, home improvement and unsecured consumer loans. The Bank also offers a home equity line of credit secured by the borrower's residence.

      From 1991 through 1993, the Bank capped the aggregate levels of consumer, commercial, commercial real estate, non-residential and land loans at the March, 1991 levels in response to increased OTS risk-based capital requirements and to lower the overall level of credit risk in its portfolio. In 1994, the Bank discontinued this limit on the aggregate level of its commercial and consumer loans and changed its lending strategy to increase the origination of higher yielding consumer and commercial loans, including commercial real estate loans greater than $1.0 million. These loans typically involve more risk than associated with residential lending. Commercial mortgages outstanding increased from $109.5 million at December 31, 1994 to $128.1 million at December 31, 1995. The 1995 originations included eight commercial real estate loans of $1.0 million or greater, totalling $13.1 million, compared to only one loan of this scope in 1994.

      In 1995, the Bank continued to expand its lending markets to reduce reliance on the Central Savannah River Area ("CSRA") market area. In 1995, 40% or $42.9 million of the Bank's permanent residential mortgage and construction loans were originated in the CSRA market compared to 61% or $72.8 million in 1994. The Lexington mortgage office, which opened in 1994, originated $8.4 million in loans or 7.9% of the 1995 total compared to $1.3 million or 1.1% of the 1994 total. The Charleston office originated $19.8 million in loans or 18.6% of the 1995 total compared to $12.9 million in loans or 10.8% of the 1994 total.

       Palmetto Federal reviews and annually revises, as necessary, its underwriting and lending practices and loan policies in response to regulatory changes. Underwriting guidelines, including loan to value ratios, are established for each type of loan. The Bank's underwriting standards and guidelines for each loan type are reviewed annually with any amendments or revisions presented to the Board of Directors for approval. These guidelines are in addition to the requirements of outside agencies and investors. The Bank's lending policies are reviewed for compliance with applicable regulations and rules, including Federal Truth-In-Lending, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and applicable state usury requirements.

       At December 31, 1995, the Bank held approximately $207.7 million in permanent 1-4 single family first mortgage loans, $28.9 million of which exceeded a 80% loan to value ratio without private mortgage insurance and $8.6 million of which exceeded a 90% loan to value ratio. These higher loan to value ratio loans constitute increased risk to the portfolio, but the Bank's loss experience for these loans has not been significant.

       The following tables are a comparison of Palmetto Federal's loan portfolio at the dates indicated. Loans held for sale are classified as permanent residential mortgage loans.

                                                                               December 31, 1995
                                               -------------------------------------------------------------------------
                                                                                                                 % of
                                                                                                                 Loan
                                                  Variable             Fixed                 Total            Portfolio
                                                   --------            -----                 -----            ---------
                                                                      (dollars in thousands)
Loans collateralized by real estate:
  Permanent residential mortgage                 $ 149,622           $  58,049           $ 207,671               42.7%
  Construction                                      15,051              23,063              38,114                7.8
  Second mortgage                                   29,027              23,286              52,313               10.8
  Commercial                                        71,817              56,234             128,051               26.3
Loans collateralized by other property
  or unsecured:
  Consumer                                           6,405              33,180              39,585                8.1
  Commercial                                         8,082               7,998              16,080                3.3
Loans collateralized by savings accounts                 0               4,769               4,769                1.0
                                                   -------             -------             -------             ------
Total gross loans                                $ 280,004           $ 206,579           $ 486,583              100.0%
                                                   -------             -------             -------             ------
                                                   -------             -------             -------             ------
                                                      57.5%               42.5%              100.0%
                                                      ----                ----               -----
                                                      ----                ----               -----
Mortgage-backed securities                       $       0           $  77,843           $  77,843
                                                      ----             -------             -------
                                                      ----             -------             -------
                                                         0%              100.0%              100.0%
                                                      ----               -----               -----
                                                      ----               -----               -----






                                                                              December 31, 1994
                                                   ---------------------------------------------------------------------
                                                                                                                  % of
                                                                                                                  Loan
                                                  Variable             Fixed                 Total            Portfolio
                                                  --------             -----                 -----            ---------
                                                                      (dollars in thousands)

Loans collateralized by real estate:
  Permanent residential mortgage                 $ 115,450           $  90,854           $ 206,304               44.2%
  Construction                                       7,747              25,911              33,658                7.2
  Second mortgage                                   30,194              25,457              55,651               11.9
  Commercial real estate                            50,588              58,946             109,534               23.5
Loans collateralized by other property
  or unsecured:
  Consumer                                           3,978              38,554              42,532                9.1
  Commercial                                         8,304               6,873              15,177                3.3
Loans collateralized by savings accounts                 0               3,784               3,784                0.8
                                                     -----             -------             -------               ----
Total gross loans                                 $216,261            $250,379            $466,640              100.0%
                                                   -------             -------             -------              -----
                                                   -------             -------             -------              -----
                                                      46.3%               53.7%              100.0%
                                                      ----                ----               -----
                                                      ----                ----               -----
Mortgage-backed securities                       $       0            $106,273            $106,273
                                                       ---             -------             -------
                                                       ---             -------             -------
                                                         0%              100.0%              100.0%
                                                       ---               -----               -----
                                                       ---               -----               -----



                                                                              December 31, 1993
                                                 ----------------------------------------------------------------------
                                                                                                                 % of
                                                                                                                 Loan
                                                  Variable             Fixed                 Total            Portfolio
                                                  --------             -----                 -----            ---------
                                                                      (dollars in thousands)

Loans collateralized by real estate:
  Permanent residential mortgage                 $ 132,122           $  71,644           $ 203,766               43.6%
  Construction                                     $ 1,314           $  25,499           $  26,813                5.8%
  Second mortgage                                   30,368              26,785              57,153               12.3
  Commercial                                        61,090              49,197             110,287               23.7
Loans collateralized by other property
  or unsecured:
  Consumer                                           8,229              39,698              47,927               10.3
  Commercial                                         9,008               7,516              16,524                3.6
Loans collateralized by savings accounts         $       0               3,447               3,447                0.7
                                                  --------             -------             -------              -----

Total gross loans                                $ 242,131           $ 223,786           $ 465,917              100.0%
                                                  --------            --------             -------              ------
                                                  --------            --------             -------              ------
                                                      52.0%               48.0%              100.0%
                                                      ----                ----               -----
                                                      ----                ----               -----
Mortgage-backed securities                       $       0            $106,563            $106,563
                                                  --------             -------             -------
                                                  --------             -------             -------
                                                         0%              100.0%              100.0%
                                                       ---               -----               -----
                                                       ---               -----               -----







                                                                               December 31, 1992
                                                 ----------------------------------------------------------------------
                                                                                                                  % of
                                                                                                                  Loan
                                                  Variable             Fixed                 Total            Portfolio
                                                  --------             -----                 -----            ---------
                                                                      (dollars in thousands)

Loans collateralized by real estate:
  Permanent residential mortgage                 $ 119,198           $  76,385           $ 195,583               41.3%
  Construction                                       2,197              10,651              12,848                2.7
  Second mortgage                                   30,195              29,689              59,884               12.6
  Commercial                                        63,061              67,797             130,858               27.6
Loans collateralized by other property
  or unsecured:
  Consumer                                           5,248              45,766              51,009               10.8
  Commercial                                        11,248               8,837              20,085                4.2
Loans collateralized by savings accounts                 0               3,974               3,974                 0.8
                                                  --------             -------             -------              -----

Total gross loans                                $ 231,142           $ 243,099           $ 474,241              100.0%
                                                  --------            --------             -------              ------
                                                  --------            --------             -------              ------
                                                      48.7%               51.3%              100.0%
                                                      ----                ----               -----
                                                      ----                ----               -----
Mortgage-backed securities                       $  36,695          $   88,434           $  125,129
                                                  --------             -------             -------
                                                  --------             -------             -------
                                                      29.3%               70.7%              100.0%
                                                       ---               -----               -----
                                                       ---               -----               -----




                                                                December 31, 1991
                                                 ----------------------------------------------------
                                                                                              % of
                                                                                              Loan
                                                 Variable         Fixed         Total       Portfolio
                                                 --------         -----         -----       ---------
                                                                (dollars in thousands)
Loans collateralized by real estate:
  Permanent residential mortgage                 $109,183       $ 94,232       $203,415        38.6%
  Construction                                          0         19,946         19,946         3.8
  Second mortgage                                  51,888         31,286         83,174        15.8
  Commercial                                       82,614         46,183        128,797        24.5
Loans collateralized by other property
  or unsecured:
  Consumer                                          5,022         57,592         62,614        11.9
  Commercial                                       13,090         11,097         24,187         4.6
Loans collateralized by savings accounts                0          4,373          4,373         0.8
                                                 --------       --------       --------       -----
Total gross loans                                $261,797       $264,709       $526,506       100.0%
                                                 --------       --------       --------       -----
                                                 --------       --------       --------       -----
                                                     49.7%          50.3%         100.0%
                                                 --------       --------       --------
                                                 --------       --------       --------
Mortgage-backed securities                       $      0       $ 61,249       $ 61,249
                                                     ----       --------       --------
                                                     ----       --------       --------
                                                        0%         100.0%         100.0%
                                                     ----          -----          -----
                                                     ----          -----          -----



    LOAN MATURITIES. The following table sets forth certain information at December 31, 1995 regarding the dollar amount of loans and mortgage-backed securities maturing in Palmetto Federal's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due by December 31, 1995.




                                                                   Payments  Due  Within
                                            ---------------------------------------------------------------------
                                                                                                        More than
                                             1 Year        1-2 Years      2-3 Years      3-5 Years       5 Years        Total
                                             ------        ---------      ---------      ---------      ---------      -------
    (in thousands)
Real estate mortgage                        $ 71,140       $ 71,160       $ 71,160       $ 83,673       $ 90,902       $388,035
Real estate construction                      38,114              0              0              0              0         38,114
Installment, commercial,
  and loans collateralized
  by savings accounts(1)                      25,535         10,886         10,886         10,691          2,436         60,434

                                            --------       --------       --------       --------       --------       --------

    Total                                   $134,789       $ 82,046       $ 82,046       $ 94,364       $ 93,338       $486,583
                                            --------       --------       --------       --------       --------       --------
                                            --------       --------       --------       --------       --------       --------


- -------------------

  (1)   Includes second mortgage equity cashline.

    The following table sets forth loans due after one year which have fixed rates or floating or adjustable rates.


                                                    December 31, 1995
                                       --------------------------------------------
                                            Floating or
                                          Adjustable Rate            Fixed Rate
                                          ----------------    ----------------------
                                                      % of                     % of
                                                 Total Loan               Total Loan
                                        Amount    Portfolio     Amount     Portfolio
                                        ------    ---------     ------     ---------

                                                    (dollars in thousands)
Real estate mortgage                   $168,643    34.66%     $148,252       30.47%
Real estate construction                      0       --             0          --
Installment, commercial, and loans
  collateralized by savings accounts      9,083     1.87        25,816        5.31
                                        -------    -----        -------       ----

         Total                         $177,726     36.53%    $174,068       35.78%
                                        -------     -----      -------       -----
                                        -------     -----      -------       -----




    CONSTRUCTION LOANS. Palmetto Federal provides construction financing for single family, multi-family and nonresidential commercial real estate. Construction loans are generally made for periods of six months to one year. This period may be extended subject to negotiation and the payment of an extension fee. Typically, interest rates on construction loans for loan terms over one year are tied to an indexed rate and are adjustable monthly or quarterly during the term of the loan. The Bank's policies allow residential construction loans to builders for both presold and "spec" homes for up to an 85% loan to value ratio. The Bank also makes a combined construction/permanent loan to individuals which combines a construction loan with a permanent mortgage loan for up to a 95% loan to value ratio. As of December 31, 1995, the Bank had approximately $3.6 million of single family construction loans, including loans in process, that exceeded an 80% loan to value ratio. At December 31, 1995, total construction loans comprised approximately 7.8% or approximately $38.1 million of the Bank's loan portfolio. Included in the Bank's total construction loans were approximately $33.1 million in single family residential construction loans, of which approximately $18.1 million were loans to builders for "spec" homes. The Bank's loss experience for this loan category has been minimal.

    COMMERCIAL REAL ESTATE LOANS. Commercial real estate loans made by Palmetto Federal are secured by office buildings, shopping centers, multi-family apartment and condominium projects with more than four dwelling units.
Permanent commercial real estate loans are generally made for up to 80% of the appraised value of the properties securing the loan with interest rates determined by market conditions. In certain cases the appraised value of the financed projects is based on the ultimate use of the project rather than its present use (e.g., the appraisal of a project of rental units may be based on the proposed future sale of such units as condominiums). Generally, the majority of the Bank's loan charge-offs have been in this loan category. As of December 31, 1995, the Bank had approximately $128.1 million in commercial real estate loans, which comprised approximately 26.3% of the Bank's loan portfolio.

    Palmetto Federal also makes commercial real estate loans for land acquisition, development and/or construction costs. Such loans for residential projects are generally made for periods of up to three years while loans for commercial projects are generally made for periods of up to two years. Typically, such loans with a term over one year are tied to an indexed rate and are adjustable monthly or quarterly during the term of the loan. Generally, Palmetto Federal's loan underwriting policies for acquisition, development and construction project loans are the same as for permanent commercial real estate loans, however, loans made to finance the sale of foreclosed property may be made at higher loan to value ratios and favorable interest rates to expedite the reduction of the Bank's foreclosed property. Certain land acquisition, development and/or construction loans made prior to 1987 were in an amount equal to 100% of the aggregate costs of the financed project, including land acquisition costs, development costs, construction costs and interest costs. Palmetto Federal generally does not require a developer to obtain a completion bond guaranteeing the completion of the financed project in the event that the developer, for any reason, is unable to perform. In any instance in which it has not obtained a completion bond, however, Palmetto Federal generally requires a personal guarantee by the developer.


    SECOND MORTGAGE LOANS. Second mortgage residential loans comprised approximately $52.3 million or 10.8% of the Bank's loan portfolio at December 31, 1995. The Bank's second mortgage loans consist of approximately $23.3 million in term loans primarily for home improvements and approximately $29.0 million in home equity line of credit loans. These loans typically have a maximum loan to value ratio of 90%.

    CONSUMER AND MOBILE HOME LOANS. At December 31, 1995, consumer loans constituted 8.1% or approximately $39.6 million of Palmetto Federal's loan portfolio. The consumer loan portfolio is made up of mobile home, automobile and unsecured loans. During 1995, the Bank originated approximately $1.7 million in mobile home loans. The Bank makes mobile home loans for new mobile homes for up to 90% of the purchase price of the home, not to exceed 120% of dealer's cost. Mobile home and automobile loans represented 56.1% and 15.2%, respectively, of Palmetto Federal's consumer loan portfolio at December 31, 1995. Palmetto Federal also offers Personal CashLine, which is an unsecured consumer loan. At December 31, 1995, this revolving line of credit represented 7.1% of Palmetto Federal's consumer loan portfolio.

    LOAN SALES AND PURCHASES. As economic conditions dictate, Palmetto Federal engages in selling its fixed-rate loans in the secondary mortgage market to reduce the gap between the maturities of its interest-earning assets and interest-bearing liabilities. Palmetto Federal sells loans primarily on a nonrecourse basis and at December 31, 1995 the Bank was servicing approximately $237.1 million of loans sold to investors on a nonrecourse basis. At December 31, 1995 Palmetto Federal also was servicing approximately $5.3 million of loans that it sold on a recourse basis prior to 1988. Loans sold on a recourse basis generally have terms which require Palmetto Federal to repurchase the loans if the borrower becomes 120 days past due or if a breach of representation and warranty occurs (as defined in the applicable servicing agreements). Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights", which requires that the right to service mortgage loans for others be recognized as an asset, whether that servicing right is acquired or originated. Servicing rights of $153,000 were recorded during 1995 as a result of adopting this standard, resulting in a gain of $101,000, net of related income taxes. See Note 1 of the Consolidated Financial Statements, included in the Company's Annual Report to Shareholders for the year ended December 31, 1995 (the "1995 Annual Report") and incorporated herein by reference.

    Palmetto Federal ordinarily retains the servicing of these loans for which it generally receives a fee payable monthly of one-quarter to one-half of one percent per year of the unpaid principal balance of each loan. The Bank's servicing fees were $898,000, $816,000 and $498,000 in 1995, 1994 and 1993, respectively. During 1992 Palmetto Federal sold approximately $150 million in mortgage servicing rights. The only servicing rights sold in 1993 related to an existing commitment from the 1992 sale. The Bank sold no significant servicing rights in 1991, 1994 or 1995.

    LOAN FEES. It is the general policy of Palmetto Federal to issue loan commitments for a fee to qualified borrowers for a specified time period. These commitments are generally for a period of 60 days. With management approval commitments may be extended for up to six months. Palmetto Federal had commitments to originate loans in a principal amount of approximately $13.5 million at December 31, 1995.

    In addition to interest earned on loans and fees for issuing loan commitments, Palmetto Federal receives loan fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan and are charged to the borrower by Palmetto Federal for creation of the loan. Loan fees, as well as certain narrowly defined origination costs, are deferred and amortized as an adjustment to the yield over the life of the related loan. The net deferred fees are reflected in interest income over the appropriate amortization period. In the case of adjustable rate mortgages, a substantial portion of the net deferred fee on each individual loan is recognized as income over the first adjustment period. Any remaining net deferred fees or costs associated with loans that are sold are recognized as adjustments to the gains or losses on the sales of such loans. Therefore, for loans originated and held by Palmetto Federal, the loan origination fees are not separately identified in results of operations, nor are the fees being recognized as income immediately upon closing of the loans but are included in net interest income as an adjustment of yield.

LOAN DELINQUENCIES AND CLASSIFIED ASSETS

    LOAN DELINQUENCIES. Palmetto Federal's collection procedures provide that when a loan becomes 15 days delinquent the borrower is contacted by mail and payment requested. If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower. In certain instances Palmetto Federal may develop a repayment schedule with the borrower to enable the borrower to restructure his or her financial affairs.

    The accrual of interest income on loans in excess of 90 days past due is generally suspended and previously recognized interest income reversed. Additionally, the Bank discontinues the accrual of interest on any loan when it determines the collection of interest is less than probable. If a nonaccrual loan is restructured, the Company's policy is that the loan may accrue interest only if the Bank's evaluation of the borrower's financial condition supports full repayment of the restructured loan. If a loan continues in a delinquent status for an additional 60 to 90 days, Palmetto Federal will initiate foreclosure proceedings. All property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as "real estate acquired in settlement of loans" until such time as it is sold or otherwise disposed of by Palmetto Federal.

    On January 1, 1995, the Company adopted SFAS No. 114, "Accounting By Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting By Creditors For Impairment of a Loan - Income Recognition and Disclosures, an
Amendment of SFAS No. 114."   Under this new standard, a loan is considered
impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan. The minimum nonpayment period before management considers a loan to be impaired is 90 days. The types and characteristics of loans that are measured using SFAS
No. 114 include individual loans greater than $500,000 or a group of related loans to a single borrower aggregating more than $500,000. These loans are typically collateral dependent commercial real estate loans. All other loans generally are measured under net realizable value techniques or, as in the case of small homogeneous loans, under a methodology which includes loan classifications and historical charge-offs. Impaired loans typically are not charged off until foreclosure on the collateral property.
Occasionally, an impaired loan is partially charged off as part of a loan restructuring. Nonaccrual loans are typically 90 days or more delinquent and may include loans within the scope of SFAS No. 114. Impaired loans may include accruing loans which have a specific valuation allowance or which have been restructured. Also under this standard, in-substance foreclosed loans continue to be measured at the fair value of the collateral, however, these loans are classified as loans receivable rather than as foreclosed real estate, as was the case previously. Therefore, in-substance foreclosures of $3.2 million at December 31, 1994 have been reclassified from investment in real estate to loans receivable. See Note 1 of the Consolidated Financial Statements, included in the Company's 1995 Annual Report and incorporated herein by reference.

    The amounts and categories of Palmetto Federal's nonperforming assets (nonaccrual loans and foreclosed real estate ("REO")) and restructured loans, changes in the components of nonperforming assets and restructured loans, and additional information concerning the Bank's nonperforming assets and restructured loans is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations (hereinafter referred to as "Management's Discussion and Analysis") -- Nonperforming Assets and Restructured Loans," included in the Company's 1995 Annual Report and incorporated herein by reference.

    The additional interest income that would have been earned during the year ended December 31, 1995 if the restructured loans noted above had been current in accordance with their original terms and had been outstanding throughout the year ended December 31, 1995 was approximately $222,000. The amount of interest income on the restructured loans included in net earnings for the year ended December 31, 1995 was approximately $428,000. Although restructured loans include loans which are considered to be earning assets, there is more than normal risk associated with these loans due to the fact that some were made to facilitate the sale of foreclosed real estate and some were restructured with terms that either extend the maturity or reduce the stated interest rate.

    Potential problem loans represent loans that are current as to payment of principal and interest, but where management has doubts about the borrowers' ability to comply with present repayment terms. These loans are not included in nonperforming assets. At December 31, 1995, potential problem loans totalled approximately $9.4 million.

    Management of Palmetto Federal establishes an allowance for possible loan losses each year based on its estimate of losses in the loan portfolio. The loan loss allowance is charged against Palmetto Federal earnings in the year in which the allowance is established. Loan charge-offs are charged against the loan loss allowance. At December 31, 1995, the loan loss allowance was $8.4 million or approximately 1.8% of total loans. Additional information concerning Palmetto Federal's loan loss allowances for 1995 is set forth in "Management's Discussion and Analysis -- Nonperforming Assets and Restructured Loans," appearing in the Company's 1995 Annual Report and incorporated herein by reference.

    The determination of the adequacy of the Bank's allowance for loan losses is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Bank operates. The Bank utilizes a loan classification system in assessing the overall quality of its loan portfolio to determine an adequate allowance for the level of loan losses, with specific emphasis on the Bank's larger loans. This system involves an ongoing review of the Bank's commercial, real estate and consumer loan portfolios and includes factors such as the cash flow and financial status of the borrower, the existence and the value of the collateral and general economic conditions. This system is dependent upon management's estimates and judgments and there can be no assurance that the Bank will not have to increase its allowance for possible loan losses in the future as a result of adverse markets for real estate and economic conditions generally in the Bank's primary market areas, future increases in nonperforming assets or for other reasons which would adversely affect the Bank's results of operations. In addition, the Bank's principal regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and the carrying value of its other nonperforming assets, including foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments at the time of their examination. The following table describes the Bank's allocation of its allowance for estimated loan losses.




                                         1995               1994                1993                1992                1991
                                  ------------------  -----------------   -----------------   ----------------    ----------------
Allocation                                  % Loans            % Loans             % Loans             % Loans            % Loans
  of Allowance for                          to Total           to Total            to Total            to Total           to Total
  Loan Losses:                    Amount     Loans    Amount     Loans    Amount    Loans     Amount     Loans    Amount    Loans
- -----------------------           ------------------  -----------------   -----------------   -----------------   ----------------
                                                                     (dollars in thousands)
Loans collateralized
   by real estate:
  Permanent residential           $2,141     42.7%    $1,545     44.5%    $2,509     43.6%    $ 1,961     41.1%   $ 2,053     38.6%
  Construction                       564      7.8        539      7.3        442      5.8         196      2.7        203      3.8
Second mortgage                      780     10.8        832     12.0        941     12.3         912     12.7        846     15.8
  Commercial                       4,037     26.3      4,148     22.9      4,712     23.7       3,986     27.7      5,005     24.5
Loans collateralized
   by other property
   or unsecured:
  Consumer                           585      8.1        695      9.2        800     10.3         812    10.8        657     11.9
  Commercial                         238      3.3        397      3.3        422      3.6         305     4.2        246      4.6
  Savings accounts                    72      1.0         57      0.8         57      0.7          60     0.8         44      0.8
                                  ------    -----      -----    -----      -----    -----      ------   -----      -----    -----

Total allowance                   $8,417    100.0%    $8,213    100.0%    $9,883    100.0%    $ 8,232   100.0%    $9,054    100.0%
                                  ------    -----      -----    -----      -----    -----      ------   -----      -----    -----
                                  ------    -----      -----    -----      -----    -----      ------   -----      -----    -----


        The Company maintains both specific and general loan loss allowances on its loan portfolio. The following table details changes in the general and specific loan loss allowances for 1995.


                                          Specific     General      Total
                                          --------     -------      -----
                                                   (in thousands)
        Balance December 31, 1994         $1,289      $6,924       $8,213
        Provision for estimated losses     1,129         193        1,322
        Charge-offs                       (1,706)        (64)      (1,770)
        Recoveries                           481         171          652
                                          ------      ------       ------
        Balance December 31, 1995         $1,193      $7,224       $8,417
                                          ------      ------       ------
                                          ------      ------       ------



        CRITICIZED ASSETS. OTS regulations require thrifts to monitor and classify their assets to establish a mechanism of early identification of problem loans and to calculate and provide for prudent valuation allowances. Institutions are also required to classify their own assets and to establish prudent general allowances for loan losses. An institution also is required to set aside adequate valuation allowances to the extent an affiliate possesses assets requiring classification and poses a risk to the institution. OTS regulations also require institutions to establish loss allowances for off-balance sheet items when a loss becomes probable and estimable. The determination of the individual asset classification depends on the degree of risk associated with the asset and the likelihood of repayment or orderly liquidation. The portion of a loan or other asset classified as loss is considered uncollectible and a specific valuation allowance is established for the portion of the asset so classified. For the portion of assets classified as loss, the OTS permits institutions either to establish specific allowances for losses of 100% of the amount classified or to charge-off such amount. A doubtful asset has a high possibility of loss, but certain pending factors preclude the estimation of a specific valuation allowance. Palmetto Federal classifies an asset as substandard if the asset exhibits a defined weakness and is inadequately protected either by the paying capacity of the borrower or the value of the underlying collateral. Special mention loans have some credit deficiencies as potential weaknesses that if not corrected could increase the risk of financial loss. The Bank's total criticized assets include its nonperforming assets and restructured loans as well as its potential problem loans. The following table summarizes the Bank's criticized assets at December 31:


                                          1995         1994         1993
                                        --------     --------     -------
                                                  (in thousands)
        Special mention                 $ 9,867      $11,050      $12,470
        Substandard                      25,450       30,138       40,904
        Doubtful                              0            0          755
        Loss                              1,462        1,822        4,265
                                         ------       ------       ------
                                        $36,779      $43,010      $58,394
                                         ------       ------       ------
                                         ------       ------       ------


INVESTMENT ACTIVITIES

        The Company invests in mortgage-backed and related securities. Included in the Company's securities portfolio are mortgage-backed securities which are insured or guaranteed by FNMA or Government National Mortgage Association ("GNMA"). Mortgage-backed securities increase the quality of the Company's assets by virtue of the guarantees that back them, require less capital under risk-based capital rules than nonguaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. The returns and other information concerning such securities are outlined below.


                                            Year ended December 31,
                                       --------------------------------
                                       1995         1994           1993
                                       ----         ----           ----
                                             (dollars in thousands)
Average yield for period               6.61%        5.85%          6.58%
Average rate at end of period          6.76%        6.72%          6.88%
Interest income earned            $   6,335    $   6,237      $   8,035
Average balance for the period       95,803      106,602        122,134
Fair value at end of period          79,181      101,909        106,561
Amortized cost at end of period      77,736      108,621        106,151
Net unrealized gain (loss)        $   1,445    $  (6,712)     $     410



        Through an investment policy approved by its Board of Directors, Palmetto Federal invests funds necessary to comply with liquidity regulations and other funds not needed currently for loans in short-term investments. At December 31, 1995, Palmetto Federal held investments in United States Treasury and agency securities with a fair value of approximately $39.9 million. In 1995 the Bank received proceeds of $76.9 million from the sale of loans, investment and mortgaged-backed securities. See Note 2 of the Consolidated Financial Statements, included in the Company's 1995 Annual Report and incorporated herein by reference.

        The following table sets forth information for Palmetto Federal with respect to yields on loans, yields on investments and cost of funds on deposits and borrowings for the periods indicated.

                                              For The Years Ended December 31,
                                             ----------------------------------
                                             1995   1994    1993   1992    1991
                                             ----   ----    ----   ----    ----
Weighted average yields on:
 Loans receivable                            8.90%  8.49%   8.48%  9.26%  10.34%
 Mortgage-backed securities                  6.61   5.85    6.58   7.15    7.71
 Investment portfolio                        5.85   5.40    3.99   5.45    7.02
 All interest-earning assets                 8.24   7.73    7.76   8.54    9.81
Weighted average rate paid on:
 Retail savings deposits                     2.66   2.66    2.87   3.74    4.87
 Brokered time deposits                       --    9.55    6.98   9.18    9.33
 Retail time deposits                        5.80   4.94    5.27   6.19    7.64
 Interest-bearing demand deposits            2.40   2.09    2.64   3.70    4.31
 FHLB advances and other borrowed money      6.58   5.72    6.20   6.79    7.91
 All interest-bearing liabilities            5.10   4.36    4.81   5.80    7.14
Net interest margin (difference between
 average rates on all interest-earning
 assets and interest-bearing
liabilities)                                 3.14   3.37    2.95   2.74    2.67
Net yield (net interest income as a
  percentage of average interest
  earning assets)                            3.26%  3.37%   2.79%  2.54%   2.32%



        The following table sets forth information for the Bank with respect to weighted average contractual yields on loans, yields on investments and the cost of funds on deposits and borrowings at December 31:

                                          1995   1994   1993  1992   1991
                                          ----   ----   ----  ----   ----
Weighted average yields on:
 Loans receivable                         8.87%  8.34%  8.25% 8.90%  9.94%
 Mortgage-backed securities               6.76   6.72   6.88  6.46   7.11
 Investment portfolio                     5.50   5.72   4.73  5.34   6.12
 All interest-earning assets              8.20   7.80   7.78  8.14   9.17
Weighted average rate paid on:
 Retail savings deposits                  2.65   2.71   2.71  3.04   4.50
 Brokered time deposits                     --     --   9.38  8.31   8.71
 Retail time deposits                     6.07   4.90   4.92  5.69   7.00
 Interest bearing demand deposits         2.42   2.10   2.39  2.46   3.22
 FHLB advances & other borrowed money     6.56   6.72   5.98  6.46   7.29
 All interest-bearing liabilities         5.22   4.73   4.45  5.27   6.56
Net interest margin                      2.98%  3.07%   3.33% 2.87%  2.61%



        The tables below set forth the book value of the Company's investments at the dates indicated, the weighted average yields on investments for the years ended on the dates indicated and the periods to maturity from December 31, 1995.



                                                                  At December 31,
                                       --------------------------------------------------------------------
                                               1995                     1994                  1993
                                       --------------------     --------------------   --------------------
                                                               (dollars in thousands)
                                                     Market                 Market                  Market
                                         Cost        Value       Cost       Value       Cost        Value
                                        -----       -------     -----      -------      -----      -------
U.S. Treasury and agency
  obligations:
  held-to-maturity                   $  8,940      $  8,879   $39,105      $36,011    $ 6,282      $ 6,372
U.S. Treasury and agency
  obligations:
  available-for-sale                   31,230        31,060     4,988        4,884     14,928       15,092
Corporate obligations                       0             0     1,998        1,825        100           99
Other investments                           0             0         3           62         25           88
                                      -------       -------   -------       ------     ------       ------

Total                                $ 40,170      $ 39,939   $46,094      $42,782    $21,335      $21,651
                                      -------       -------   -------       ------     ------       ------
                                      -------       -------   -------       ------     ------       ------
Weighted average yield on
  investments for the year               5.53%                   5.30%                   4.15%
                                         ----                    ----                    ----
                                         ----                    ----                    ----




                                                                     Periods to maturity from December 31, 1995
                                                               ------------------------------------------------------
                                                                  Held to Maturity               Available for Sale
                                                               ----------------------        ------------------------
                                                                             Weighted                        Weighted
                                                                             Average                         Average
                                                                   Cost       Yield              Cost         Yield
                                                                   ----       -----              ----         -----
                                                               (in thousands)                (in thousands)

U.S. Treasury and agency obligations:
     1 year or less                                               $    0      --  %            $ 5,996         4.90%
     1-5 years                                                     2,960      5.12              21,829         5.55
     5-10 years                                                    5,980      5.41               3,000         5.70
     after 10 years                                                    0       --                  405         7.41
Corporate obligations:
     1 year or less                                                    0       --                    0          --
     1-5 years                                                         0       --                    0          --
     5-10 years                                                        0       --                    0          --
     after 10 years                                                    0       --                    0          --
Other investments:
     1 year or less                                                    0       --                    0          --
     1-5 years                                                         0       --                    0          --
     5-10 years                                                        0       --                    0          --
     after 10 years                                                    0       --                    0          --
                                                                      ---      ----                 ---         ----

Total                                                              $8,940      5.37%           $31,230          5.46%
                                                                   ------      ----             -------         ----
                                                                   ------      ----             -------         ----



ASSET/LIABILITY MANAGEMENT

        Asset and liability management is the process by which Palmetto Federal attempts to maximize net interest income while minimizing the adverse effect of interest rate changes. The Company's Asset/Liability Committee sets loan and deposit rates, reviews the interest sensitivity gap of the Bank and sets policies and strategies to improve the interest rate risk exposure of the portfolio and to increase the level of net interest income. Additional information concerning the Bank's asset and liability management is included in "Management's Discussion and Analysis -- Asset/Liability Management," appearing in the Company's 1995 Annual Report and incorporated herein by reference.

        The following static gap table sets forth in summary form the repricing attributes of Palmetto Federal's interest-earning assets and interest-bearing liabilities. Static gap is a simple measure of the difference between interest-sensitive assets and interest-sensitive liabilities repricing for a particular time period. A negative gap position indicates that cumulative interest-sensitive assets are less than cumulative interest-sensitive liabilities and indicates that net income would decrease if market rates increased. The time periods in the table represent the time before an asset or liability matures or can be repriced.


                                                                                                        More
                                            0 to 3      3 to 6      6 to 12     1 to 3      3 to 5      than 5
                                            Months      Months      Months      Years       Years       Years       Total
                                             -----------------------------------------------------------------------------
                                                                              (dollars in thousands)
Interest-Sensitive Assets
  Balloon and adjustable rate loans       $120,394     $61,340     $84,167      $2,982      $6,990      $2,243    $278,116
  Fixed rate mortgage and mortgage-
    backed securities                        6,212      10,187      19,525      81,063      42,422      51,439     210,848
  Consumer and commercial loans             13,882       3,326       6,216      19,978       9,807       2,234      55,443
  Investments                               42,961       8,929         948       2,787         622       3,031      59,278
                                           -------      ------      ------      ------      ------      ------     -------

Total Interest-Sensitive Assets            183,449      83,782     110,856     106,810      59,841      58,947     603,685
                                           -------      ------     -------     -------      ------      ------     -------

Interest-Sensitive Liabilities
  Regular savings                           35,371           0           0           0           0           0      35,371
  IFA accounts                              12,205           0           0           0           0           0      12,205
  NOW accounts                              61,569       1,239       2,482       6,272       6,272      10,455      88,289
  Fixed maturity deposits                  113,046      42,573      85,148      83,318      30,520           0     354,605
                                            -------      ------      ------      ------      ------      ------     -------
Total Deposits
  (excluding accrued interest)             222,191      43,812      87,630      89,590      36,792      10,455     490,470
                                            -------      ------      ------      ------      ------      ------     -------

  FHLB advances and other
    borrowed money                          65,168      15,000      17,600           0           0           0      97,768
                                             ------      ------      ------      ------      ------      ------      ------

Total Interest-Sensitive Liabilities       287,359      58,812     105,230      89,590      36,792      10,455     588,238
                                            -------      ------     -------      ------      ------      ------     -------

Interest Sensitivity Gap                  (103,910)     24,970       5,626      17,220      23,049      48,492     $15,447
                                           --------     ------       -----      ------      ------      ------     -------
                                           --------     ------       -----      ------      ------      ------     -------

Cumulative Gap                           $(103,910)   $(78,940)   $(73,314)   $(56,094)   $(33,045)    $15,447
                                          --------     -------     -------     -------     -------      ------
                                          --------     -------     -------     -------     -------      ------

Ratio of cumulative gap to total
  interest-sensitive assets                 (17.21)%    (13.08)%    (12.14)%     (9.29)%     (5.47)%      2.56%




SOURCES OF FUNDS

        GENERAL. Palmetto Federal's principal sources of funds are deposits, principal and interest payments on loans, investment and mortgage-backed securities, proceeds from sales of investment and mortgage-backed securities, FHLB advances, other borrowings and retained earnings. Loan repayments are a relatively stable source of funds, while deposit flows are significantly influenced by general interest rates and economic conditions.

        The following table sets forth the average amount of and the average rate paid on the following deposits.


                                                                Years Ended December 31,
                                             -----------------------------------------------------------------------
                                                   1995                      1994                       1993
                                             -------------------     ------------------------     ------------------
                                                       Weighted                Weighted                    Weighted
                                                       Average                 Average                     Average
                                            Amount       Rate    Amount         Rate          Amount        Rate
                                             ------      -----   -------       ------         -------     ---------
                                                                (dollars in thousands)
Savings deposits                          $ 31,074      2.66%   $ 31,409       2.66%       $ 29,808        2.87%
Time deposits                              365,020      5.80     325,360       4.96         345,341        5.33
Interest-bearing demand
 deposits (including non-interest-
 bearing demand deposits)                   98,666      1.71     115,615       1.56         115,762        1.94
                                           -------               -------                    -------

   Total deposits                         $494,760      4.79%   $472,384       4.36%       $490,911        4.38%
                                           -------               -------                    -------
                                           -------               -------                    -------





        DEPOSIT ACTIVITIES. The primary sources of deposits for Palmetto Federal are time deposits and various types of short-term money market and checking (NOW) accounts and other savings alternatives that are responsive to market conditions. The ability of Palmetto Federal to attract and maintain deposits and Palmetto Federal's cost of funds have been, and will continue to be, significantly affected by money market conditions. See "Management's Discussion and Analysis -- Asset/Liability Management," included in the Company's 1995 Annual Report and incorporated herein by reference. Palmetto Federal currently does not use brokered deposits as a source of funds.

    The following table sets forth deposit account balances, excluding accrued interest payable, by account type, original term and weighted average interest rate at the date indicated.



                                                 At December 31, 1995
                                 -----------------------------------------------------
                                                        Weighted            Percentage
Type of                                                  Average             of Total
Account                           Amount              Interest Rate          Deposits
- -------                         ----------            -------------         ----------
                              (in thousands)

NOW accounts                   $ 88,815                   5.73%              17.91%
Money market deposit
    accounts                     10,795                   3.12                2.18
Passbook and commercial
    savings                      33,052                   2.65                6.67
Time Deposits
    Jumbo certificates           54,060                   6.31               10.90
    Other time deposits:
         60 day                  19,308                   3.69                3.89
         6 month                 33,426                   5.58                6.74
         8 month                 14,168                   5.69                2.86
         12 to 15 month         112,798                   6.17               22.74
         18 to 24 month          46,053                   6.04                9.29
         30 month                20,282                   6.25                4.09
         36 to 48 month           7,202                   6.01                1.45
         60 month or more        49,169                   7.05                9.92
         Other                    6,727                   5.35                1.36
                                 -------                 ------              ------

Total                          $495,855                   4.98%             100.00%
                                -------                   ----              ------
                                -------                   ----              ------





    The following table sets forth the time deposits of Palmetto Federal classified by rates as of the dates indicated.


                                                At December 31,
                                          ---------------------------
                         Rate               1995      1994      1993
                        ------           --------  --------  --------

                   Less than 4.00%       $ 20,943  $ 67,689  $160,681
                    4.01 -  6.00%         165,733   201,388    94,596
                    6.01 -  8.00%         165,057    52,195    36,735
                    Above 8.00%            11,460    20,088    41,384
                                         --------   -------  --------

                                         $363,193  $341,360  $333,396
                                         --------  --------  --------
                                         --------  --------  --------



    The following table sets forth the amount and scheduled maturities of time deposits at December 31, 1995.



                                                Amount Due
                    ----------------------------------------------------------------------
                     Less Than                                       After
                      One Year      1-2 Years      2-3 Years        3 Years        Total
                      --------      ---------      ---------        -------       --------
                                         (dollars in thousands)
Less than 5.25%      $ 35,324        $ 1,371        $ 1,131        $   382       $ 38,208
5.25 - 7.00%          192,047         38,137          8,831         24,912        263,927
7.01 - 9.00%           16,787         27,674          3,451          5,746         53,658
9.01 - 11.00%              48          2,148          4,755            449          7,400
                       -------        -------         ------         ------        -------

Total scheduled
 maturities          $244,206        $69,330        $18,168        $31,489       $363,193
                      --------        -------        -------        -------       --------
                      --------        -------        -------        -------       --------



         As of December 31, 1995, the Bank had approximately $81.6 million in retail certificates of deposits with maturities between one to three years with a weighted average rate of 5.97%. The Bank also had approximately $37.5 million in retail certificates of deposit at December 31, 1995 with maturities of greater than three to six years with a weighted average rate of 5.41%.

         The following table sets forth the maturities of time certificates in amounts of $100,000 or more.


                                     December 31, 1995
            --------------------------------------------------------------------
           3 Months         3 to 6        6 to 12        Over
           or Less          Months        Months       12 Months         Total
           --------         ------        -------      ---------        -------
                                   (dollars in thousands)

            $20,271        $14,655        $19,797        $28,222        $82,945
             ------         ------         ------         ------         ------
             ------         ------         ------         ------         ------


    BORROWING ACTIVITIES. At December 31, 1995, Palmetto Federal had advances totalling approximately $91.5 million from the Federal Home Loan Bank of Atlanta ("FHLBA") at rates from 5.73% to 9.10% payable at various dates through July 1997.

    The short-term borrowings by Palmetto Federal at the end of and during the periods indicated and the maximum amount outstanding at any month-end during each period are set forth in the following table.


                                                 At December 31,
                                       ----------------------------------
                                       1995           1994           1993
                                       ----           ----           ----
                                            (dollars in thousands)
Total short-term borrowings at the
    end of period:
    FHLBA advances                  $  81,500      $  98,200      $ 71,600
Weighted average interest rate at
    end of period:
    FHLBA advances                       6.59%          6.38%         4.09%
Average amounts outstanding:
    FHLBA advances                  $  82,135      $  88,792      $ 70,630
Maximum amount outstanding at any
    month:
    FHLBA advances                  $  90,200      $  98,200      $107,800




PALFED INVESTMENT SERVICES

    PALFED Investment Services, Inc., formerly PALFED Financial Services, Inc. ("PALFED Investment"), a wholly-owned subsidiary of PALFED, offers retail securities brokerage services and sells tax-deferred annuities and consumer insurance products. Net pre-tax income in 1995 of PALFED Investment was approximately $300,000 on revenues of $757,000.

    PALFED Investment sells certain tax deferred annuities through Family Financial Life Insurance Company ("Family Financial"), a Louisiana insurance company that is directly or indirectly controlled by service corporations or subsidiaries of savings institutions and their holding companies. PALFED Investment also sells annuities through other insurance companies.
Additionally, Palmetto Federal sells credit life and mortgage insurance through Family Financial. PALFED Investment owns, directly or indirectly, approximately 19 percent of the outstanding stock of Family Financial with an investment in Family Financial stock of approximately $612,000. PALFED Investment received approximately $26,000 in dividends and distributions from Family Financial in 1995. W. Barry Adams, Executive Vice President of Palmetto Federal and Senior Vice President of PALFED Investment, serves as a director of Family Financial.

EFFECTS OF PURCHASE ACCOUNTING

    Palmetto Federal acquired First Federal Savings and Loan Association of Beaufort, South Carolina ("First Federal") in August, 1982. This acquisition, accounted for using the purchase method of accounting, increased the assets and liabilities of Palmetto Federal by approximately $107 million each and added seven branches to its system, two of which have since been closed. In December 1993, the Company changed its method of amortizing goodwill by adopting the provisions of SFAS No. 72, "Accounting For Certain Acquisitions of Banking or Thrift Institutions", effective January 1, 1993. SFAS 72 (issued after the First Federal acquisition) requires goodwill to be amortized over the estimated life of the interest-earning assets acquired using the level yield method. The Company believes the change in accounting principle is preferable because it provides a better matching of the amortization of goodwill with the amortization of purchased discount on the acquired interest-earning assets from the First Federal acquisition. The change in accounting principle resulted in a $10.5 million noncash charge to 1993 earnings, reflecting the cumulative effect of this change for the periods prior to January 1, 1993. This change also reduced the amount of goodwill amortization recognized in 1993 by approximately $649,000. Management reviews the amortization periods (estimated lives) of the intangible assets periodically and makes adjustments as needed.

       The following table sets forth the actual effect on the Company's operations for 1982 through 1995 of the First Federal acquisition and the sale or repayment of loans acquired in such acquisition. The table also reflects the pro forma effect on future periods' results of operations of the accretion and amortization of the valuation adjustments recorded in connection with Palmetto Federal's acquisition of First Federal on the basis of certain assumptions as to the fair value of the assets and liabilities and an assumption that there will be no sales of or prepayments on the acquired loans. If these assumptions are not realized, the actual effects of the accretions and amortization of these valuation adjustments will vary.


                              Increase (Decrease) in Net Income
               ----------------------------------------------------------
                               Amortization    Amortization
                Accretion          of            of Other
                 of Loan       Intangibles     Premiums and         Net
Actual          Discounts      and Goodwill      Discounts         Effect
- ------         -----------     ------------    ------------        ------
1982 - 1991   $25,007,651    $ (8,313,551)     $201,992      $ 16,896,092
1992              101,705        (956,880)       12,396          (842,779)
1993              125,545     (10,761,947)       12,396       (10,624,006)
1994               57,915        (260,825)       12,396          (190,514)
1995               77,765        (281,391)       12,396          (191,230)

Pro Forma
- ---------
1996               32,539        (242,255)       12,396          (197,321)
1997               28,471        (239,506)       12,396          (198,639)
1998               11,263        (227,874)       12,396          (204,214)
1999               20,336        (234,007)       12,396          (201,275)
2000 - 2007        53,810      (1,706,764)       21,840        (1,631,114)
              -----------    -------------     --------      -------------

Total         $25,517,000    $(23,225,000)     $323,000      $  2,615,000
              -----------    -------------     --------      -------------
              -----------    -------------     --------      -------------



                               REAL ESTATE DEVELOPMENT


       Palmetto Service Corporation ("PSC"), a wholly-owned subsidiary of Palmetto Federal, has engaged in real estate development activities since 1980, but currently is not engaged in any new real estate development activities. Woodside Development Company of Aiken, Inc. ("WDC"), a wholly-owned subsidiary of PSC, was the original developer of the Woodside Plantation development. Effective November 1993, PSC transferred to WDC certain real estate properties in projects it previously developed. PSC currently provides real estate appraisal services in the Bank's market areas, engages in real estate brokerage services, and has investments in two real estate partnerships. At December 31, 1995, Palmetto Federal's investment in PSC was approximately $5.8 million and it had extensions of credits (including intercompany receivables and accounts payable) of approximately $289,000 to PSC and WDC.

       At December 31, 1995, PSC and WDC had a total investment as set forth below in the following real estate developments and partnerships:

       Woodside Plantation             $4,482,000
       The Rapids                         944,000
       Other developments                 287,000
       Real estate partnerships           720,000
                                        ----------
                                        $6,433,000
                                        ----------
                                        ----------

       WOODSIDE PLANTATION. Woodside Plantation is a single family planned unit development of over 2,000 acres that includes a country club, two eighteen hole golf courses and over 1,800 single family lots as well as developed outparcels. Since the project's inception in 1986 through December 31, 1993, WDC developed 913 homesites and sold 693 homesites and certain outparcels at Woodside Plantation providing revenues after closing costs of approximately $27.3 million. In December 1990, WDC sold the Woodside Plantation clubhouse, related golf courses, tennis and swimming facilities and amenities to Woodside Plantation Country Club, Inc. ("WPCC"), a subsidiary of Club Corporation of America, for approximately $6.8 million. Concurrent with the sale of the club and related amenities, WDC entered into a membership agreement with WPCC to purchase a minimum of 85 club memberships each year through December 31, 1995, payable in quarterly installments of approximately $96,000. In October 1993, WDC sold the assets of Woodside Cable, an operating division that provided cable television services, for approximately $1.1 million.

       In December 1993, WDC sold the remaining developed lots at Woodside Plantation, together with seven outparcels, the development and sales offices at Woodside Plantation, and the stock of Woodside Realty, Inc., a wholly-owned subsidiary of WDC that provided real estate brokerage services for Woodside Plantation, for approximately $4.1 million. In addition, the purchaser, Woodside Development Limited Partnership (the "Purchaser"), assumed liabilities of approximately $850,000 related to the obligation of WDC to purchase memberships at Woodside Plantation Country Club. The Purchaser also entered into a two year option agreement to acquire from WDC approximately 1,000 acres of undeveloped land at Woodside Plantation. At December 31, 1995 WDC owned approximately 1,000 acres of undeveloped acreage and two outparcels at Woodside Plantation.

       Palmetto Federal provided nonrecourse financing to the Purchaser of the developed lots and other assets of WDC in an aggregate amount of approximately $3.6 million. In addition, Palmetto Federal subsequently provided the Purchaser a $500,000 construction loan to build townhouses at Woodside Plantation and six separate construction loans in an aggregate amount of approximately $976,000 for further construction at Woodside Plantation.

       Due to slower than anticipated lot sales, the Purchaser was unable to service its acquisition debt and completed a restructuring of the indebtedness to the Bank in September 1995. The restructuring included the following terms:
(1) the Company received 35 lots in return for a $492,000 reduction of the debt;
(2) the Company agreed to accrue and contribute up to $330,000 toward joint marketing efforts over three years related to the 35 lots it received in the restructuring; (3) the Company agreed to grant a two year extension until December 31, 1997 of the Purchaser's option to purchase the remaining undeveloped acreage; (4) the Company agreed to make the third and fourth quarter 1995 payments under the membership agreement to WPCC in the amount of $184,500; and (5) the Purchaser agreed to bring the membership obligation current by payment of $189,000. The Company paid $110,000 toward joint marketing in 1995.

       The Company continues to have a significant concentration of risk related to Woodside Plantation, exclusive of loans to individual homeowners at Woodside Plantation, comprised of real estate held for development, acquisition and development loans, foreclosed real estate and a 50 percent interest in a partnership. The carrying values of these components were as follows at December 31:

                                                              1995        1994
                                                              ----        ----
                                                               (in thousands)
       Undeveloped land: 1,000 acres and 2 outparcels     $  4,483    $  4,483
       Loans to WPCC                                         4,454       4,584
       Loans to Woodside Development Limited Partnership     3,311       3,100
       35 lots received in loan restructuring                  492
       Development loan to unrelated borrower                  525
       Investment in and loans to partnership                  613         698
                                                           --------    --------
                                                            $13,878     $12,865
                                                           --------    --------
                                                           --------    --------


       The ability of WPCC to repay its loans to the Bank also is based in part on real estate sales at Woodside Plantation, which provides additional memberships for the Woodside Plantation County Club. Pursuant to the membership agreement with WPCC, WDC and subsequently Woodside Development Limited Partnership paid an aggregate of $1.9 million from 1991 through 1995 to WPCC for club memberships. Additionally, the membership agreement provides for a contingent liability to purchase club memberships through December 31, 2000, related to the number of lots sold in Woodside Plantation from January 1, 1996 to December 31, 2000. WPCC presently is in discussions with the Bank to modify its loans from amortizing to interest only payments for 1996.

       THE RAPIDS. PSC has developed The Rapids project, a planned unit development of single family homesites located in North Augusta, South Carolina. In 1991, PSC sold part of the land and completed development of all of the 115 homesites it planned to develop at this project. Since the project's inception in 1986 through December 31, 1995, PSC has sold 77 homesites and 4 outparcels providing revenues after closing costs of $3.7 million. At December 31, 1995, Palmetto Federal had two outstanding construction loans to PSC for the construction of "spec" homes on two of the homesites at this project. WDC has 38 homesites and two outparcels remaining held for sale at this project.

       OTHER DEVELOPMENTS. WDC owns 5 single-family lots held for sale in two communities in Aiken County, South Carolina known as Southwood and Midland Valley. The lots in these two projects were developed by PSC in prior years.

       REAL ESTATE PARTNERSHIPS. PSC has investments in two active real estate partnerships totalling $326,000 at December 31, 1995. In 1995 these partnerships had a net loss of approximately $193,000. The Bank had one outstanding loan to these partnerships of $344,000 at December 31, 1995.

                                      REGULATION

GENERAL

       The Company is a savings and loan holding company subject to regulations, examination, supervision and reporting requirements of the OTS. As a savings association, Palmetto Federal is subject to extensive regulation by the OTS. The lending activities and other investments of Palmetto Federal must comply with various federal regulatory requirements, including regulations that require the maintenance of reserves against deposits, limiting the nature of loans and interest that may be charged thereon and restricting investments and other activities. In addition, federal and state regulatory agencies also have the authority to prevent a savings association from paying a dividend or engaging in any other activity that, in the opinion of the regulators, would constitute an unsafe or unsound practice. The OTS and FDIC periodically examine Palmetto Federal for compliance with various regulatory requirements, and Palmetto Federal must file reports with the OTS describing its activities and financial condition. Palmetto Federal is also subject to examination by the FDIC and must meet certain reserve requirements promulgated by the FRB. This supervision and regulation is intended primarily for the protection of depositors and the federal deposit insurance fund.

       The Company also is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which include the filing of annual, quarterly and other reports with the Securities and Exchange Commission ("SEC").

FEDERAL SAVINGS AND LOAN HOLDING COMPANY REGULATION

       As the owner of all of the stock of Palmetto Federal, the Company is a savings and loan holding company subject to regulation by the OTS under the Home Owners' Loan Act (the "HOLA"). As a unitary savings and loan holding company owning only one savings association, the Company generally is allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or multiple savings and loan holding companies; provided that Palmetto Federal continues to qualify as a "Qualified Thrift Lender." See "Regulation of Palmetto Federal - Qualified Thrift Lender ("QTL") Test." In the event of any acquisition by the Company of another insured institution subsidiary, except for a supervisory acquisition, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage.

       The Company is prohibited from directly or indirectly acquiring control of any savings institution or savings and loan holding company without prior approval from the OTS or from acquiring more than 5% of any voting stock of any savings institution or savings and loan holding company which is not a subsidiary. No entity can acquire more than 10% of the stock of the Company without prior OTS approval (unless the acquisition is for investment purposes only and for not more than 24.9% of the Company's stock, and the required filings are made with the OTS). The HOLA provides that no company may acquire "control" of a savings association without the prior approval of the OTS. "Control" is generally denoted by a greater than 25% ownership interest in the savings association or its holding company. Any company that acquires such control becomes a "savings and loan holding company" subject to registration, examination and regulation by the OTS.

REGULATION OF PALMETTO FEDERAL

       SUPERVISORY AGREEMENT. In connection with the 1992 OTS Report of Examination, which noted certain deficiencies and concerns regarding Woodside Plantation, the level of criticized assets and capital levels, the OTS exercised its discretion to treat Palmetto Federal as an institution requiring more than normal supervision under the provisions of OTS Regulatory Bulletin ("RB") 3a-1. This OTS designation entailed asset growth limitations, third party contract limitations, and senior executive officer hiring notification and approval provisions.

       Effective March 23, 1993, Palmetto Federal entered into a Supervisory Agreement with the OTS to ensure the correction of deficiencies noted by the OTS in the 1992 Examination. The Supervisory Agreement contained provisions related to the management and reduction of Palmetto Federal's loans to and investments in Woodside Plantation; adoption and implementation of procedures and policies regarding the identification and reporting of troubled debt restructurings and accrual of interest on delinquent loans; preparation of detailed plans for disposing of troubled assets; preparation of strategic plans and capital maintenance plans for the Bank; and maintenance of a $7.2 million level of general valuation allowances. The Bank submitted to the OTS within the time periods provided in the Supervisory Agreement the budgets, strategic plans and appraisals mandated by the Supervisory Agreement. The Bank also adopted and implemented the policies and procedures regarding the reporting of troubled debt restructurings required by the Supervisory Agreement.

       Following the 1994 OTS Examination, the OTS terminated the restrictions of RB 3a-1 in August 1994. In December 1994, the OTS terminated the remaining provisions of the Supervisory Agreement, subject to the Bank's continuing the policies and procedures that encompassed the intent of the Supervisory Agreement and continuing to adhere to the projections contained in the Bank's plans previously submitted to the OTS. Both actions by the OTS significantly reduced the level of regulatory restrictions on the Bank's operations. Additionally, the termination of the RB 3a-1 restrictions lowered the FDIC insurance premium rate paid by the Bank.

       REGULATORY CAPITAL REQUIREMENTS. OTS regulations (the "Regulatory Capital Regulations") specify capital standards for thrifts consisting of three components, a "core capital" requirement, a "tangible capital" requirement and a "risk-based capital" requirement. The Regulatory Capital Regulations require savings associations to maintain core capital in an amount not less than 3% of adjusted total assets (the "leverage ratio") and to maintain tangible capital in an amount not less than 1.5% of adjusted total assets. Under the Regulatory Capital Regulations, thrifts are required to maintain capital equal to 8% of risk-weighted assets. The OTS requires assets to be weighted on the basis of risk and assigned a weighing factor of between 0% and 100%. Approximately one-half of risk-based capital must consist of core capital and one-half may consist of other preferred stock, a portion of general loan loss reserves and other hybrid capital instruments such as convertible and subordinated debentures.

       In determining compliance with the new capital standards, all of a savings association's investments in and extensions of credit to any subsidiary engaged in activities not permissible for a national bank are deducted from the savings association's capital. The required deduction from capital for investments in subsidiaries engaged in activities not permitted for a national bank is phased in through July 1, 1996. At December 31, 1995, Palmetto Federal had approximately $6.2 million in investments in and extensions of credit to a subsidiary engaged in activities not permissible for national banks.

       At December 31, 1995, Palmetto Federal complied with its capital requirements as follows:

                                                 Tangible        Core        Risk-Based
                                                  Capital       Capital        Capital
                                                 --------       -------      ----------
                                                        (dollars in thousands)

Stockholder's equity                             $48,968        $48,968        $48,968
Additions:
 Unrealized losses on debt securities,
   net of related income tax                         884            884            884
 Qualifying general valuation allowances             ---            ---          5,291
Deductions:
  Goodwill and other intangible assets            (2,650)        (2,650)        (2,650)
  Non-includable portions of investment
   in subsidiaries                                (3,827)        (3,827)        (3,827)
  Non-includable portion of nonresidential
   construction and land loans                       ---            ---           (241)
                                                   -----          -----         ------

Regulatory capital                                43,375         43,375         48,425
Minimum regulatory requirement                     9,586         19,172         33,865
                                                 -------        -------        --------
Excess amount                                    $33,789        $24,203        $14,560
                                                 --------       -------        --------
                                                 --------       -------        --------

Actual capital ratio                                6.8%          6.8%           11.4%
Minimum regulatory capital ratio                    1.5%          3.0%            8.0%

Fully phased-in regulatory capital               $40,959        $40,959        $46,009
Fully phased-in regulatory capital requirement     9,547         19,095         33,659
                                                 -------        -------        -------
Excess Amount                                    $31,412        $21,864        $12,350
                                                 -------        -------        -------
                                                 -------        -------        -------

     Included in the calculations of the Bank's capital requirements are judgments and estimates of management. These judgments and estimates are subject to review and scrutiny by the OTS and FDIC.

    PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") made a number of changes affecting the federal depository insurance funds and the operations of federally insured banks and savings institutions and their affiliates. FDICIA required each federal regulator, including the OTS, to adopt a system of prompt corrective action indexed to an association's capital level. Effective December 19, 1992, the OTS promulgated final regulations for a system of prompt corrective action, which provides for certain mandatory supervisory actions as well as additional discretionary supervisory actions if an institution's capital falls below certain levels. Under these regulations, each depository institution must be classified into one of five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized) based on such institution's capitalization with respect to the capital measures established by the applicable regulatory agency. All institutions are prohibited from making any capital distributions or paying a management fee to any controlling person if such action would cause the institution to fall into one of the undercapitalized categories. The OTS at its discretion may reclassify a savings association's capital category to the next lowest level (but not to the "critically undercapitalized" level) if it deems that association to be in an unsafe and unsound condition or if the savings association has received and not corrected a less than satisfactory rating for any of the equivalent CAMEL rating categories for asset quality, management, earnings or liquidity in the most recent examination of the savings association. The regulation also requires the regulators to take certain specified actions for institutions that are determined to fall within any of the three categories below the "adequately capitalized" level. These actions range from prohibiting an institution from making any capital distributions or paying management fees if the action would cause the institution to fall into the "undercapitalized category" to the appointment of a conservator or receiver for an institution that becomes "critically undercapitalized". Management believes Palmetto Federal is presently considered "well capitalized" under the FDIC's prompt corrective action guidelines.

    FDICIA directed the OTS and other federal banking agencies to revise their risk-based capital standards to ensure that the standards (i) take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, and (ii) reflect the actual performance and expected risk of loss of multifamily mortgages. Institutions with an "above-normal" degree of interest rate risk are required to maintain an additional amount of capital. In March 1995, the OTS delayed indefinitely the implementation of the interest rate risk component of the risk-based capital standard, which had been scheduled to be effective September 30, 1994. As calculated at September 30, 1995 (the latest date for which information is available), Palmetto Federal would have no additional capital requirements under this interest rate risk rule.

    SAFETY AND SOUNDNESS STANDARDS. The Federal Deposit Insurance Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, required each federal banking agency to prescribe, for all insured depository institutions and their holding companies, standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholders. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

    LIQUIDITY REQUIREMENTS. As a member of the FHLBS, Palmetto Federal is required to maintain average daily balances with the FHLBA of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds and specified U.S. government, state or federal agency obligations) equal to not less than a specified percentage (currently 5%) of the average daily balance during the preceding calendar month of its net withdrawable accounts plus short-term borrowings. Member institutions are also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the average daily balance during the preceding calendar month of the total of their net withdrawable accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. At December 31, 1995 the long-term liquidity ratio of Palmetto Federal was 7.9% and the Bank was in compliance with its short-term liquidity requirement.

    NONRESIDENTIAL REAL ESTATE LOANS LIMIT. OTS regulations limit investments by a thrift in nonresidential real estate (i.e., loans secured by nonresidential real property) to 400% of the thrift's capital. At December 31, 1995, Palmetto Federal was in compliance with this limit.

    LOANS TO ONE BORROWER. With certain exceptions, the statutory provision limiting the ability of national banks to make loans to a single borrower is now applicable to savings associations in the same manner and to the same extent as it applies to national banks. In general, national banks may make loans to one borrower equal to 15% of the bank's unimpaired capital and unimpaired surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. At December 31, 1995, the current limit of 15% of capital and surplus equated to a limit of approximately $8.2 million.

    EQUITY RISK INVESTMENTS. In addition to the Regulatory Capital Requirements, Palmetto Federal is subject to an "equity risk" regulation which limits the aggregate amount of its equity risk investments, which are defined to include investments in real estate, service corporations, operating subsidiaries and equity securities, as well as land loans and nonresidential construction loans with loan-to-value ratios greater than 80%. The regulation also imposes certain qualitative restrictions on otherwise permissible investments in equity securities. Under the regulation, the equity risk investments of thrift institutions which meet their minimum regulatory capital requirements and have "tangible capital" (i.e., equity capital, as determined in accordance with generally accepted accounting principles, minus goodwill and other intangible assets, plus qualifying subordinated debt and qualifying nonpermanent preferred stock) equal to or greater than 6% of total assets may make aggregate equity risk investments in an amount up to three times their tangible capital. A thrift institution that meets its regulatory capital requirements and has tangible capital of less than 6% of total assets may make aggregate equity risk investments in an amount equal to the greater of 3% of total assets or two and one-half times tangible capital. Regulatory approval is required if an institution's equity risk investments exceed the foregoing limitations or for any equity risk investments by institutions which fail to meet their minimum Regulatory Capital Requirements. At December 31, 1995, Palmetto Federal's level of equity risk investments complied with the foregoing requirements.

    QUALIFIED THRIFT LENDER ("QTL") TEST. If Palmetto Federal maintains an appropriate level of certain investments ("Qualified Thrift Investments") and otherwise qualifies as a Qualified Thrift Lender ("QTL"), it will continue to enjoy full borrowing privileges from the FHLBA. If Palmetto Federal should in the future fail to maintain its status as a QTL (in three of four calendar quarters in two of every three years), Palmetto Federal would be subject to certain penalties, including conversion to a bank charter or compliance with the restrictions imposed for noncompliance.

    Under the OTS regulations implementing the QTL Test, Palmetto Federal must maintain at least 65% of portfolio assets in Qualified Thrift Investments. Qualified Thrift Investments must equal or exceed 65% of portfolio assets on a monthly average basis in nine out of every twelve months. Qualified Thrift Investments include (i) domestic residential or manufactured housing loans,
(ii) home equity loans, (iii) mortgage-backed securities backed by residential or manufactured housing collateral, (iv) obligations issued by the federal deposit insurance agencies, and (v) shares of stock issued by any federal home loan bank. At December 31, 1995, approximately 68.2% of Palmetto Federal's portfolio assets were invested in Qualified Thrift Investments.

    COMMUNITY REINVESTMENT. Under the Community Reinvestment Act (the "CRA"), Palmetto Federal has an affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. In its most recent CRA examination of

Palmetto Federal in 1993, the OTS assigned the Bank an "Outstanding" regulatory evaluation for the Bank's fulfillment of the requirements of the CRA.

    DIVIDENDS. OTS regulations limit the payment of dividends on common stock by Palmetto Federal to PALFED. Interest on deposit accounts must be paid prior to payment of dividends on common stock. Income appropriated to bad debt reserves and deducted for federal income tax purposes cannot be used to pay cash dividends without the payment of federal income taxes by Palmetto Federal on the amount of such income removed from reserves at the then current income tax rate. Under regulations enforced by the OTS, Palmetto Federal is not permitted to pay dividends on its common stock if its regulatory capital would thereby be reduced below the amount required for the liquidation account or the Regulatory Capital Requirements prescribed for institutions insured by the FDIC. Under OTS regulations, the ability of a savings association to make capital distributions, such as dividends, is tied to an institution's capital or "Tier" ranking. Currently, Palmetto Federal is a "Tier 1" institution and may pay dividends up to fifty percent of the Bank's net income to PALFED. During the year ended December 31, 1995, Palmetto Federal did not pay or declare any dividends to PALFED.

    TRANSACTIONS WITH AFFILIATES. Transactions between Palmetto Federal and an affiliate are subject to the Federal Reserve Act, as amended (the "FRA"). FRA Section 23A limits the aggregate amount of certain transactions with any single affiliate to 10% of the capital and surplus of the financial institution and the aggregate amount of such transactions with all affiliates to 20% of the institution's capital and surplus. Certain transactions with affiliates, such as loans to affiliates or guaranties, acceptances and letters of credit issued on behalf of affiliates, are required to be collateralized by collateral in an amount and of a type described in the statute. The purchase of low quality assets from affiliates is generally prohibited.

    FRA Section 23B requires all transactions with affiliates, including loans and asset purchases, to be on arms-length terms. FRA Section 22(h), which is also applicable to thrifts, relates to limits on loans and extensions of credit by Palmetto Federal to executive officers, directors and 10% shareholders of the Bank. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") also imposed three additional rules on thrifts: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate, other than securities of a subsidiary; and (iii) the OTS may for reasons of safety and soundness impose more stringent restrictions on savings associations than those set forth in Sections 23A, 23B and 22(h) of the FRA.

    The OTS has implemented Sections 23A, 23B and 22(h) of the FRA and the FIRREA restrictions on transactions with affiliates and has imposed further restrictions on such transactions in its regulations. The additional restrictions, in part, require that a savings association retain detailed records of transactions with affiliates and in certain circumstances, to notify the OTS prior to any transactions with affiliates. The FDICIA amended Section 22(h) of FRA to impose a new ceiling on the aggregate amount of credit that may be extended to all insiders. In addition, the OTS has replaced its former conflict of interest rule, which overlapped with, but was not consistent with the FRA, with a new rule governing extensions of credit to insiders. This new rule institutes the lending limitations in Sections 22(h) and 22(g) of the FRA by incorporating Regulation O of the FRB so that it is now applicable to thrifts and their insiders.

DEPOSIT INSURANCE

    As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured members. Under the FDIC's risk-based premium system, the deposit insurance premium assessed against Palmetto Federal generally depends upon the amount of Palmetto Federal's deposits and the risk that Palmetto Federal poses to the SAIF. Under these risk-related insurance regulations, an institution is classified according to capital and supervisory factors. Institutions are assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "under capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups. There are nine combinations of groups and subgroups (or assessment risk classifications) to which varying assessment rates are applicable. These rates range from 23 cents per $100 of domestic deposits to 31 cents per $100 of domestic deposits. Palmetto Federal has been notified that its SAIF assessment rate is 26 cents for the period from January 1, 1996 to June 30, 1996.

    Deposit insurance premiums for members of both the Bank Insurance Fund ("BIF") and the SAIF were established for each fund to achieve a 1.25% designated ratio of reserves to insured deposits. The BIF reached the 1.25% reserve level in 1995 and in August 1995, the FDIC reduced the premiums for BIF member banks. In November 1995, the FDIC announced that, beginning in 1996, it would further reduce the deposit insurance premiums for 92% of all BIF members that are in the highest capital and supervisory categories to $2,000 per year, regardless of deposit size. Given the failure of the SAIF to attain the 1.25% ratio, the FDIC retained the existing premium rate of 23 cents to 31 cents per $100 of deposits for SAIF members.

    In 1995, members of the Banking Committees of the U.S. House of Representatives and the Senate agreed on a proposal to recapitalize the SAIF. Under the proposal, which was part of the budget bill, all SAIF-member institutions will pay a special assessment to the SAIF of approximately 80 basis points (80 cents per $100 of deposits), the amount that would enable the SAIF to attain its designated reserve ratio of 1.25%. The special assessment would be based on the assessable deposits held as of March 31, 1995. BIF-insured institutions holding SAIF-insured deposits would receive a 20% reduction in the assessment rate and would pay a special assessment of 64 basis points. The agreement also provides that the assessment base for the bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation would be expanded to include deposits of both BIF-insured and SAIF-insured institutions, with BIF-insured institutions paying approximately 75% of the interest on such obligations. If an 80 basis point assessment were levied on the assessable deposits of the Bank held at March 31, 1995, the special assessment of Palmetto Federal would total $3.9 million. The Company cannot predict either the final details of any legislation or the effective dates thereof.

    In addition to deposit insurance premiums, savings institutions also must bear a portion of the administrative costs of the OTS through an assessment based on the level of total assets of each insured institution.

FEDERAL HOME LOAN BANK SYSTEM

    Palmetto Federal continues to be a member of the FHLBS, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLBA, Palmetto Federal is required to acquire and hold shares of capital stock in the FHLBA in an amount at least equal to the greater of 1.0% of its residential mortgage loans or 5% of outstanding FHLBA advances. Palmetto Federal was in compliance with this requirement with an investment in FHLBA stock at December 31, 1995 of approximately $10.9 million valued at cost.

    The FHLBA serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBS. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLBA. Long-term advances may be made only for the purpose of providing funds for financing residential housing. As of December 31, 1995 Palmetto Federal had approximately $91.5 million in advances from the FHLBA.

FEDERAL RESERVE SYSTEM

    Pursuant to regulations of the FRB, a thrift institution must maintain average daily reserves equal to a percentage of deposits specified by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1995 Palmetto Federal met these reserve requirements.


                    CERTAIN RESTRICTIONS ON ACQUISITION OF PALFED


REGULATORY RESTRICTIONS

    Federal laws and regulations contain a number of provisions which affect the direct or indirect acquisition of savings institutions such as Palmetto Federal and, consequently, PALFED. FIRREA repealed the Change in Savings and Loan Control Act and amended the Change in Bank Control Act ("CIBCA") to, among other things, apply to savings institutions. The OTS regulations which implement CIBCA require prior approval of the OTS for acquisitions of control of savings institutions or savings and loan holding companies. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the insured institution or the holding company. Control is rebuttably presumed to exist if, among other things, a person acquires more than ten percent of any class of voting stock (or 25% of any class of stock) and is subject to any of certain specified "control factors". See "Regulation - Federal Savings and Loan Holding Company Regulation."

RESTRICTIONS IN THE ARTICLES OF INCORPORATION AND BYLAWS

    Several provisions of PALFED's Articles of Incorporation and Bylaws concerning matters of corporate governance and certain rights of shareholders might be deemed to have a potential "antitakeover" effect. These provisions may have the effect of discouraging a future takeover attempt which is not approved by the Board of Directors, but which individual shareholders of PALFED may deem to be in their best interest or in which shareholders may receive a substantial premium for their shares over then current market prices. As a result, shareholders who might desire to participate in such a transaction may not have an opportunity to do so. Such provisions will also render the removal of the current Board of Directors and management more difficult.

    BOARD OF DIRECTORS. The Board of Directors of PALFED is divided into three classes, each of which contains approximately one-third of the aggregate number of the members of the Board. Each class serves a staggered term, with approximately one-third of the total number of directors being elected each year. A classified board of directors could make it more difficult for shareholders, including those holding a majority of the outstanding shares, to force an immediate change in the composition of a majority of the board of directors. Since the terms of only one-third of the incumbent directors expire each year, it requires at least two annual elections for the shareholders to change a majority, whereas a majority of a non-classified board may be changed in one year.

    CUMULATIVE VOTING. The Articles of Incorporation of PALFED prohibit cumulative voting for the election of directors.

    BUSINESS COMBINATION PROVISION. PALFED's Articles of Incorporation provide that PALFED may engage in certain "Business Combination" transactions (as defined) with an "Interested Shareholder" (as defined) only if approved by the holders of not less than 80% of the outstanding PALFED stock, unless (i) the Business Combination is approved by a majority of the "Continuing
Directors" or (ii) the consideration to be received by the shareholders of PALFED satisfies certain "fair price" criteria. If either of the above two exemptions to the 80% shareholder vote required is present, the shareholder vote required to approve the Business Combination will be lower. The primary purpose of this supermajority shareholder vote requirement for a Business Combination is to discourage attempts by other corporations or groups to acquire control of PALFED through the acquisition of a substantial number of shares followed by a forced merger. In such a situation shareholders may not receive a fair price for their shares as determined through arms-length negotiations. This provision is designed to prevent a purchaser from utilizing two-tier pricing and similar tactics in an attempt to take over PALFED, and helps to assure that all shareholders of PALFED will be treated equally if a merger or other business combination is effected.

        AUTHORIZED SHARES. The Articles of Incorporation authorize the issuance of 10,000,000 shares of common stock and 5,000,000 shares of preferred stock. Shareholders of PALFED do not have preemptive rights to subscribe for or to purchase additional shares of PALFED stock which may be issued. The Board of Directors has sole authority to determine the terms of any one or more series of the preferred stock, including voting rights, conversion rates, and liquidation preferences. As a result of the ability to fix voting rights for a series of preferred stock, the Board has the power to issue a series of preferred stock to persons friendly to management in order to attempt to block a post-tender offer merger or other transaction by which a third party seeks control, and thereby assist management to retain its position.

ANTI-TAKEOVER EFFECTS OF MANAGEMENT CONTRACTS AND STOCK PLANS

        Certain provisions of the Company's executive salary continuation agreements, stock option plans, restricted stock grant plan, and the Employee Savings and Stock Ownership Plan, particularly those pertaining to payments, benefits and acceleration of vesting periods in the event of a change in control, may discourage an unfriendly takeover attempt as a result of the increased cost to be incurred by the Company and the amount of Common Stock which would be controlled directly by the directors, officers and employees of the Company and its subsidiaries and indirectly through the Company's stock plans.

SOUTH CAROLINA CONTROL SHARE ACQUISITION ACT

        Sections 35-2-101 through 35-2-111 of the Code of Laws of South Carolina 1976 (the "Control Share Acquisition Act" or the "Act") provide that if a person acquires in one or a series of related transactions an amount of stock equal to one-fifth or more of all of the voting power of a corporation subject to the Act in a "control share acquisition" (as defined in the Act), such shares have only such voting rights as are accorded them by resolution adopted by the majority of shareholders of the corporation. As a South Carolina corporation, PALFED is subject to the Control Share Acquisition Act.

        Under the Control Share Acquisition Act, "control shares" are shares that except for the Act would have voting power that would entitle a person immediately after acquisition of such shares to exercise or direct voting power in the election of directors within any of the following ranges of voting power,
(1) one-fifth or more but less than one-third of all voting power, (2) one-third or more but less than a majority of all voting power, or (3) a majority or more of all voting power. Pursuant to the Act, a person who makes a control share acquisition may deliver to a corporation subject to the Act an acquiring person statement which sets forth (i) the identity of the acquiring person, (ii) a statement that the acquiring person statement is given pursuant to the Act,
(iii) the number of shares owned by the acquiring person, and each other member of the acquiring person group, and (iv) the range of voting power (more than one-fifth but less than one-third, more than one-third but less than a majority, or a majority or more) under which the control share acquisition falls. Upon receipt of an acquiring person statement, then the voting rights to be accorded the control shares must be presented at the next annual or special meeting of shareholders.

                                       TAXATION

        PALFED and its subsidiaries file consolidated federal income tax returns on a December 31 tax year. Savings institutions, such as Palmetto Federal, that meet certain definitional tests and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are allowed to establish a bad debt reserve and may take additions to that reserve as a deduction in computing taxable income. The amount of the deduction for additions to the bad debt reserve is based upon the greater of (1) actual loss experience ("the experience method") or (2) a percentage of taxable income before such deduction ("the percentage method"). The Tax Reform Act of 1986 set the applicable percentage at 8% for tax years beginning after December 31, 1986. During 1991 through 1995 PALFED used the experience method.

        The bad debt deduction is available only to the extent that the accumulated bad debt reserve does not exceed 6% of qualifying real property loans. In addition, the deduction is further limited to the amount by which 12% of savings accounts at year-end exceeds the sum of surplus, undivided profits, and reserves at the beginning of the year. Neither of these limitations has restricted PALFED from making the maximum addition to its bad debt reserve in the past. No assurance can be given that the maximum addition will be available in the future. The allowable deduction under either the experience method or the percentage method is only available if at least 60% of the total dollar amount of the assets of the company are qualifying assets. As of December 31, 1995, qualified assets of Palmetto Federal exceeded 60% of total assets, allowing PALFED to utilize these methods. During 1994, the Internal Revenue Service completed an examination of the Company's consolidated federal income tax returns through 1991. The examination resulted in an income tax refund of $1.2 million and interest on the refund of approximately $800,000, net of related fees and expenses. Subsequent to the completion of the IRS examination, Palmetto Federal filed amended South Carolina state income tax returns and received funds and related interest of approximately $275,000.

        PALFED and its subsidiaries are subject to South Carolina state income taxes which are imposed at a rate of 6% of taxable income. South Carolina taxable income is computed in the same manner as federal taxable income with certain modifications.

        ACCOUNTING FOR INCOME TAXES. PALFED uses the "two difference" method of accounting for income taxes relating to its bad debt reserves. This method allows PALFED to record an income tax benefit related to the book reserve, but recognize no deferred tax liability with respect to the tax base year reserve, unless it becomes apparent that this temporary difference will reverse in the foreseeable future. The following events would cause this temporary difference to become taxable: (1) loss of thrift status by failing to meet the 60% test of
Section 7701(a)(19) of the Code; and (2) conversion of Palmetto Federal's charter from a thrift to a bank charter. The cumulative amount of this temporary difference for which PALFED is not required to recognize a deferred tax liability is equal to the amount of its tax base year reserve as of December 31, 1987 of approximately $2.9 million. A deferred tax liability should be recognized only with respect to amounts in excess of this tax base year reserve. See Notes 1 and 8 to the Company's Consolidated Financial Statements, included in the Company's 1995 Annual Report and incorporated herein by reference.

ITEM 2. PROPERTIES.

        The Company's corporate headquarters is located at 107 Chesterfield Street South, Aiken, South Carolina. Palmetto Federal also operates an operations center and 19 full service banking offices. The Bank's mortgage lending division operates seven mortgage lending offices in Aiken, Beaufort, Charleston, Hilton Head Island, North Augusta, and Lexington, South Carolina, and in Martinez, Georgia. The Bank leases its branches that are located in Kroger's Supermarkets in North Augusta and Aiken, and its branch located in a Wal-Mart Superstore in Columbia. Palmetto Federal also leases its Beaufort, Barton and Charleston branches and each of its mortgage lending offices.

        The information set forth in Note 11 of the Company's Consolidated Financial Statements, included in the Company's 1995 Annual Report is incorporated herein by reference.

        DATA PROCESSING SYSTEMS. Palmetto Federal owns and leases data processing equipment consisting of computers, terminals and communications equipment. Palmetto Federal also owns personal computers used for new account setup, accounting spreadsheets, personnel records, and word processing.
Palmetto Federal conducts in-house data processing of its deposits and loans on a mainframe computer through the use of applications software licensed by a third party vendor. The system, which operates in both an on-line, real-time environment as well as a proof-of-deposit environment, supports teller terminals and video display terminals located in Palmetto Federal offices and branches.


ITEM 3. LEGAL PROCEEDINGS.

        The Bank is periodically involved as plaintiff or defendant in various legal actions incident to its business, none of which are believed by management to be material to the financial condition of the Company or its subsidiaries.

        On August 3, 1995, the Company and Palmetto Federal filed suit against the United States in the U.S. Court of Federal Claims seeking damages arising out of the breach of agreements with the Federal Home Loan Bank Board for the inclusion of supervisory goodwill in Palmetto Federal's regulatory capital. The suit relates to the 1982 acquisition by Palmetto Federal of First Federal and the supervisory goodwill arising from that acquisition. No prediction can be made as to whether the suit will be successful, or if successful, what damages might be awarded.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted by the Company to a vote of its shareholders during the fourth quarter ended December 31, 1995.

EXECUTIVE OFFICERS OF PALFED AND ITS SUBSIDIARIES

    The executive officers of PALFED and its subsidiaries are as follows:


                                        Position(s) with
        Name                     Age    PALFED or Palmetto Federal
        ----                     ---    --------------------------

        W. Barry Adams           47     Executive Vice President,
                                        Community Banking and Marketing,
                                        of Palmetto Federal, Senior Vice
                                        President of PALFED Investment

        Patrick D. Cunning       49     Director, Executive Vice President,
                                        Asset Management, of Palmetto Federal,
                                        President of PSC and WDC

        Joe W. DeVore            62     Executive Vice President and Senior
                                        Lending Officer of Palmetto Federal

        Howard M. Hickey, Jr.    48     Executive Vice President, General
                                        Counsel and Corporate Secretary

        Holly Z. Johnson         39     Senior Vice President, Director of Human
                                        Affairs and Training, of Palmetto
                                        Federal

        Darrell R. Rains         39     Executive Vice President, Treasurer and
                                        Chief Financial Officer

        Michael B. Smith         39     Senior Vice President and Controller

        John C. Troutman         56     President and Chief Executive Officer


        Messrs. Troutman, Rains, Hickey and Smith serve in the same capacity for Palmetto Federal as they do for PALFED.

        W. Barry Adams was named an Executive Vice President, Community Banking and Marketing, of Palmetto Federal in 1992. From 1984 to 1992 he was a Senior Vice President, Deposit Services, of Palmetto Federal. Mr. Adams joined Palmetto Federal in 1974.

        Patrick D. Cunning is an Executive Vice President of Palmetto Federal and serves as President of Woodside Development Company of Aiken, Inc. and Palmetto Service Corporation. Prior to being named President of Palmetto Service Corporation, Mr. Cunning was Chief Appraiser and Vice President of Palmetto Service Corporation, which he joined in 1975.

        Joe W. DeVore was named Executive Vice President and Senior Lending Officer of Palmetto Federal in January 1995. Mr. DeVore previously served as Senior Vice President and Senior Lending Officer of Palmetto Federal since June 1990. Prior to being named Senior Lending Officer, Mr. DeVore was Senior Vice President, Consumer/Commercial Lending of Palmetto Federal. He joined Palmetto Federal in December 1981.

        Howard M. Hickey, Jr. has served as General Counsel of PALFED since 1986 and as Secretary of PALFED since April 1988. Mr. Hickey joined Palmetto Federal in 1986 as a Vice President and General Counsel, was named Senior Vice President in 1988, and was named an Executive Vice President, Regulatory Affairs, Compliance and Security in 1992.

        Holly Z. Johnson has served as Senior Vice President of Human Affairs and Training of Palmetto Federal since January 1994. Ms. Johnson joined Palmetto Federal in 1986 as Director of Human Resources, was named Assistant Vice President in 1987 and was named Vice President in 1990.

        Darrell R. Rains serves as Executive Vice President, Chief Financial Officer and Treasurer of PALFED. Prior to being named an Executive Vice President in 1992, Mr. Rains had served as Senior Vice President and Chief Financial Officer of PALFED since April 1990 and as Treasurer of PALFED since 1989. Mr. Rains joined Palmetto Federal in June 1984.

        Michael B. Smith has served as Senior Vice President since January 1994. Mr. Smith joined PALFED in April 1989 as Vice President and Controller. From December 1987 to April 1989, he was an agency accountant with the Federal Home Loan Bank of Atlanta.

        John C. Troutman became the President and Chief Executive Officer of PALFED and Palmetto Federal on March 1, 1993. Prior to 1993, he held a number of positions with Citizens and Southern National Bank (now NationsBank), most recently as the Southeast Florida Commercial Division Manager for NationsBank. From 1989 to 1992 he was Regional Executive Vice President, East Coast of Florida for Citizens and Southern National Bank of Florida.

                                       PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

        PALFED's Common Stock is traded in the over-the-counter market and is quoted in the Nasdaq National Market under the symbol "PALM". As of March 15, 1996, there were approximately 624 shareholders of record. The following table sets forth the high and low closing prices of the Company's Common Stock for the periods indicated as reported on the Nasdaq National Market System.



                                        Price Range of Common Stock
                                        ---------------------------

                                            High            Low
                                          --------       --------

       1995
       ----
           First Quarter                   $ 9.63         $ 7.00
           Second Quarter                   11.25           8.63
           Third Quarter                    12.25          11.00
           Fourth Quarter                   13.25          11.00

       1994
       ----
           First Quarter                   $ 7.25         $ 6.50
           Second Quarter                   10.75           6.25
           Third Quarter                    11.13           8.75
           Fourth Quarter                    9.75           6.87


        The Company's ability to pay dividends is limited only by certain requirements generally imposed on South Carolina corporations. Under South Carolina law, corporations generally may pay dividends only out of unreserved and unrestricted earned surplus. Payment of dividends by the Bank to the Company is subject to certain restrictions and would require prior notice to and approval of the OTS. PALFED paid no cash dividends in 1994 or 1995.


ITEM 6. SELECTED FINANCIAL DATA.

        The selected financial data set forth under "Selected Financial Data" appearing on page 1 of the Company's 1995 Annual Report is incorporated herein by reference in response to the information required by this Item.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information set forth under "Management's Discussion and Analysis" appearing on pages 6 through 18 of the Company's 1995 Annual Report is incorporated herein by reference in response to the information required by this Item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of PALFED, Inc. and
Subsidiaries, together with a report thereon of Coopers & Lybrand L.L.P. dated February 2, 1996, which report includes an explanatory paragraph concerning changes in the Company's methods of accounting for impaired loans and mortgage servicing rights in 1995 and its methods of accounting for certain investments and the amortization of goodwill in 1993, appearing on pages 19 to 42 of the Company's 1995 Annual Report are incorporated herein by reference in response to the information required by this Item.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     PALFED has not, within the twenty-four months preceding its financial statements as of December 31, 1995, filed or been required to file a Form 8-
K (i) reporting a change of accountants, or (ii) reporting a disagreement on any matter of accounting principles or practices or financial statement disclosure.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning the directors of PALFED and the executive officers who are directors of PALFED is set forth in PALFED's Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on April 23, 1996 (the "1996 Proxy Statement") under the caption entitled "Election of Directors-- Information as to Nominees and Other Directors" and is incorporated herein by reference in response to the information required by this Item.

     Information concerning executive officers of PALFED is contained in a separate section entitled "Executive Officers of PALFED and its Subsidiaries" in
Part I of this Report and is incorporated herein by reference in response to the information required by this Item.

     The information concerning compliance with section 16(a) of the Exchange Act appearing on page 5 of the 1996 Proxy Statement under the heading "Reports of Beneficial Ownership" is incorporated herein by reference in response to the information required by this Item.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information set forth at pages 13 to 17 in the 1996 Proxy
Statement under the heading entitled "Executive Compensation and Other Information" is incorporated herein by reference in response to the information required by this Item.

     Pursuant to Item 402(a)(9) of Regulation S-K, as promulgated by the SEC, the material appearing in the 1996 Proxy Statement on pages 9 to 12 under the headings "Compensation Committee Report" and "Shareholder Return" shall not be deemed to be "soliciting material" to be "filed" with the SEC or to be subject to Regulations 14A or 14C, other than as provided in Item 402, or to the liabilities of Section 18 of the Exchange Act, and no general incorporation of such material by reference, whether made before or after the date hereof, shall be deemed to specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act within the meaning of Item 402(a)(9).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information concerning the security ownership of the Company's Common Stock is set forth in the 1996 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference in response to the information required by this Item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Transactions with Officers and Directors" on pages 17 and 18 in the 1996 Proxy Statement is incorporated herein by reference in response to the information required by this Item.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  DOCUMENTS.

          The consolidated financial statements of PALFED, Inc. and Subsidiaries contained in the Company's 1995 Annual Report incorporated by reference in this report are listed below in response to the information required by this item:

                                                                     Page
                                                                     ----
          (1)   Financial Statements:

                Consolidated Statements of
                  Financial Condition                                 19
                Consolidated Statements of Operations                 20
                Consolidated Statements of
                  Stockholders' Equity                                21
                Consolidated Statements of Cash Flows                 22
                Notes to Consolidated Financial Statements            24
                Report of Independent Accountants                     42

          (2)   Financial Statement Schedules:

     All schedules have been omitted as the required information is either inapplicable or shown in the consolidated financial statements or notes thereto.


          (3)    Exhibits:

           3.1   Restated Articles of Incorporation of PALFED, Inc.(1)
           3.2   Bylaws of PALFED, Inc., as amended.(2)
          10.1*  Amended and Restated Incentive Stock Option Plan.(3)
          10.2* PALFED, Inc. Employee Savings and Stock Ownership Plan.(4) 10.3* PALFED, Inc. Amended and Restated Director Stock Plan.(5) 10.4* PALFED, Inc. 1993 Stock Option Plan.(6)

         10.5* PALFED, Inc. 1993 Restricted Stock Incentive Award Plan.(7) 10.6* PALFED, Inc. 1995 Stock Option Plan (8)
         10.7   Membership Agreement dated December 27, 1990 between Woodside
                Development Company of Aiken, Inc. and Woodside Plantation
                Country Club, Inc. for the purchase of club memberships.(9)
         10.8   Option Agreement dated December 30, 1993 by and between Woodside
                Development Company of Aiken, Inc. and Woodside Development
                Limited Partnership.(10)
         10.9*  Form of Executive Salary Continuation Agreement dated as of
                November 22, 1994 among PALFED, Inc., Palmetto Federal Savings
                Bank of South Carolina and each of the following officers:  John
                C. Troutman, W. Barry Adams, Patrick D. Cunning, Joe W. DeVore,
                Howard M. Hickey, Jr., Holly Z. Johnson, John Mullen, III,
                Darrell R. Rains and Michael B. Smith.(11)
         11     Statement Regarding Computation of Per Share Earnings.
         13     Annual Report to Shareholders for the year ended December 31,
                1995 (except for those portions which are expressly incorporated by reference in this filing) is furnished for the information of the SEC and is not to be deemed "filed" as part of this filing.
         21     Subsidiaries of the Registrant.
         23     Consent of Independent Certified Public Accountants.
         27     Financial Data Schedule
         99.1   Annual Report on Form 11-K for PALFED, Inc. Employee Savings and
                Stock Ownership Plan (to be filed by amendment).

- ----------------------
* Indicates management contract or compensatory plan or arrangement.

          (1) Incorporated herein by reference to Exhibit 4.1 to PALFED's Registration Statement on Form S-2, File Number 33-65338, filed with the Commission on July 1, 1993.

          (2) Incorporated herein by reference to Exhibit 3.2 to PALFED's Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Commission on April 14, 1993.

          (3) Incorporated herein by reference to Exhibit 4.0 to PALFED's Registration Statement on Form S-8, File Number 33-23667, filed with the Commission on August 10, 1988.

          (4) Incorporated herein by reference to Exhibit 4.0 to PALFED's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, File Number 33-65482, filed with the Commission on September 16, 1994.

          (5) Incorporated herein by reference to Exhibit 4.0 to PALFED's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, File Number 33-48334, filed with the Commission on June 3, 1995.

          (6) Incorporated herein by reference to Exhibit 4.0 to PALFED's Registration Statement on Form S-8, File Number 33-65484, filed with the Commission on July 2, 1993.

          (7) Incorporated herein by reference to Exhibit 4.0 to PALFED's Registration Statement on Form S-8, File Number 33-65480, filed with the Commission on July 2, 1993.

          (8) Incorporated herein by reference to Exhibit 4.0 to PALFED's Registration Statement on Form S-8, File Number 333-00615, filed with the Commission on February 1, 1996.

          (9) Incorporated herein by reference to Exhibit 10.4 to PALFED's Annual Report on Form 10-K for the year ended December 31, 1990, as amended by Form 8, filed with the Commission on May 24, 1993.

          (10) Incorporated by reference to Exhibit 10.9 to PALFED's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the Commission on March 31, 1994.

          (11) Incorporated by reference to Exhibit 10.8 to PALFED's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on March 31, 1995.


          (b)  REPORTS ON FORM 8-K.

               The Company did not file any reports on Form 8-K during the fourth quarter ended December 31, 1995.

                                      SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        PALFED, Inc.


        By: /s/ John C. Troutman                                March 26, 1996
           ---------------------------------
           John C. Troutman, President
           and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        By: /s/ Albert H. Peters, Jr.                           March 26, 1996
            --------------------------------
             Albert H. Peters, Jr.,
             Chairman of the Board


        By: /s/ John C. Troutman                                March 26, 1996
            --------------------------------
             John C. Troutman, President
             and Chief Executive Officer


        By: /s/ Darrell R. Rains                                March 26, 1996
            --------------------------------
             Darrell R. Rains, Executive Vice
             President, Treasurer and Chief
             Financial Officer


        By: /s/ Michael B. Smith                                March 26, 1996
            --------------------------------
             Michael B. Smith, Senior Vice President
             and Controller


        By: /s/ William F. Cochrane                             March 26, 1996
            --------------------------------
             William F. Cochrane,
             Director


        By: /s/ Patrick D. Cunning                              March 26, 1996
            --------------------------------
             Patrick D. Cunning,
             Director


                         [Signatures continued on next page]

        By: /s/ J. Cleveland Holmes                             March 26, 1996
            ---------------------------------
             J. Cleveland Holmes,
            Director


        By: /s/ Edward Larry Hutto                              March 26, 1996
            --------------------------------
             Edward Larry Hutto,
             Director


        By: /s/ Harold D. Kingsmore                             March 26, 1996
            --------------------------------
             Harold D. Kingsmore,
             Director


        By: /s/ R. Bruce McBratney                              March 26, 1996
            --------------------------------
             R. Bruce McBratney,
             Director


        By: /s/ Ambrose L. Schwallie                            March 26, 1996
            --------------------------------
             Ambrose L. Schwallie,
             Director


        By: /s/ Charles E. Simons, III                          March 26, 1996
            --------------------------------
             Charles E. Simons, III,
             Director


        By: /s/ Neil W. Trask, Jr.                              March 26, 1996
            --------------------------------
             Neil W. Trask, Jr.,
             Director


                                    *     *     *

                                                                   Sequentially
                                                                     Numbered
                                                                       Page
                                                                   ------------

                                  INDEX TO EXHIBITS
                                  -----------------

 3.1     Restated Articles of Incorporation of PALFED, Inc.(1)

 3.2     Bylaws of PALFED, Inc., as amended.(2)

10.1*    Amended and Restated Incentive Stock Option Plan.(3)

10.2*    PALFED, Inc. Employee Savings and Stock Ownership Plan.(4)

10.3*    PALFED, Inc. Amended and Restated Director Stock Plan.(5)

10.4*    PALFED, Inc. 1993 Stock Option Plan.(6)

10.5*    PALFED, Inc. 1993 Restricted Stock Incentive Award Plan.(7)

10.6*    PALFED, Inc. 1995 Stock Option Plan (8)

10.7 Membership Agreement dated December 27, 1990 between Woodside Development Company of Aiken, Inc. and Woodside Plantation Country Club, Inc. for the purchase of club memberships.(9)

10.8 Option Agreement dated December 30, 1993 by and between Woodside Development Company of Aiken, Inc. and Woodside Development Limited Partnership.(10)

10.9* Form of Executive Salary Continuation Agreement dated as of November 22, 1994 among PALFED, Inc., Palmetto Federal Savings Bank of South Carolina and each of the following officers: John C. Troutman, W. Barry Adams, Patrick D. Cunning, Joe W. DeVore, Howard M. Hickey, Jr., Holly Z. Johnson, John Mullen, III, Darrell R. Rains and Michael B. Smith.(11)

11       Statement Regarding Computation of Per Share Earnings.

13 Annual Report to Shareholders for the year ended December 31, 1995 (except for those portions which are expressly incorporated by reference in this filing) is furnished for the information of the SEC and is not to be deemed "filed" as part of this filing.

21       Subsidiaries of the Registrant.

23       Consent of Independent Certified Public Accountants.

27       Financial Data Schedule

99.1 Annual Report on Form 11-K for PALFED, Inc. Employee Savings and Stock Ownership Plan (to be filed by amendment).

- ------------------------
* Indicates management contract or compensatory plan or arrangement.

  (1) Incorporated herein by reference to Exhibit 4.1 to PALFED's Registration Statement on Form S-2, File Number 33-65338, filed with the Commission on July 1, 1993.

  (2) Incorporated herein by reference to Exhibit 3.2 to PALFED's Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Commission on April 14, 1993.

  (3) Incorporated herein by reference to Exhibit 4.0 to PALFED's Registration Statement on Form S-8, File Number 33-23667, filed with the Commission on August 10, 1988.

  (4) Incorporated herein by reference to Exhibit 4.0 to PALFED's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, File Number 33-65482, filed with the Commission on September 16, 1994.

  (5) Incorporated herein by reference to Exhibit 4.0 to PALFED's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, File Number 33-48334, filed with the Commission on June 3, 1995.

  (6) Incorporated herein by reference to Exhibit 4.0 to PALFED's Registration Statement on Form S-8, File Number 33-65484, filed with the Commission on July 2, 1993.

  (7) Incorporated herein by reference to Exhibit 4.0 to PALFED's Registration Statement on Form S-8, File Number 33-65480, filed with the Commission on July 2, 1993.

  (8) Incorporated herein by reference to Exhibit 4.0 to PALFED's Registration Statement on Form S-8, File Number 333-00615, filed with the Commission on February 1, 1996.

  (9) Incorporated herein by reference to Exhibit 10.4 to PALFED's Annual Report on Form 10-K for the year ended December 31, 1990, as amended by Form 8, filed with the Commission on May 24, 1993.

  (10) Incorporated by reference to Exhibit 10.9 to PALFED's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the Commission on March 31, 1994.

  (11) Incorporated by reference to Exhibit 10.8 to PALFED's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on March 31, 1995.