Form 10-Q
period 1996-03-31
PALFED INC
filed 1996-05-15
CIK 793075

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549
                        --------------------------------------

                     Quarterly Report Under Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934


For the quarter ended                                      SEC Commission File
March 31, 1996                                             Docket Number 0-15334
- ---------------------                                      ---------------------

                                     PALFED, INC.
              ---------------------------------------------------------

                    (Exact name of registrant as specified in its
                     charter)


South Carolina                                           57-0821295
- --------------------------------                         ----------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           identification number)


107 Chesterfield Street South
Aiken, South Carolina                                                     29801
- ---------------------                                                ----------
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

                     Yes  X                              NO
                        -----                              -----

There were 5,221,962 shares of Common Stock outstanding on March 31, 1996.

                                     PALFED, Inc.
                      -----------------------------------------

                            Quarterly Report on Form 10-Q
                         For The Quarter Ended March 31, 1996

                                  TABLE OF CONTENTS
                                  -----------------

PART I - FINANCIAL INFORMATION

Item                                                              Page
- ----                                                              ----
1.  Financial Statements

         Consolidated Statements of Financial
         Condition as of March 31, 1996
         and December 31, 1995.                                     3

         Consolidated Statements of Income
         for the Three Months Ended
         March 31, 1996 and 1995.                                   4

         Consolidated Statements of Cash
         Flows for the Three Months Ended
         March 31, 1996 and 1995.                                   5

         Notes to Consolidated Financial Statements                 6

2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                11

PART II - OTHER INFORMATION

Item
- ----

4.  Submission of Matters To a Vote of
         Security Holders                                          19

5.  Other Information                                              19

6.  (a)  Exhibits                                                  20
    (b)  Reports on Form 8-K                                       20

SIGNATURES                                                         21

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

PALFED, INC.
AND SUBSIDIARIES

                                                        MARCH 31   DECEMBER 31
                                                            1996          1995
- --------------------------------------------------------------------------------
(in thousands, except share data)
ASSETS
- --------------------------------------------------------------------------------
Cash and due from banks                                 $  8,256     $  15,471
Interest-bearing deposits with other banks                 5,193         5,854
Investment and mortgage-backed securities:
 Available-for-sale                                       32,779        55,550
 Held-to-maturity                                         58,661        62,293
Loans receivable, net                                    476,119       464,281
Investment in real estate, net                            15,613        14,448
Investment in Federal Home Loan Bank stock                10,884        10,884
Premises and equipment, net                                5,433         5,350
Accrued interest, net of allowance of $589 and $1,052,
  respectively                                             4,026         4,256
Other assets                                               6,589         7,637
- --------------------------------------------------------------------------------
                                                        $623,553      $646,024
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------

Deposits:
  Noninterest-bearing accounts                          $ 31,156      $ 27,333
  Savings and NOW accounts                               105,862       105,329
  Certificates of deposit                                365,250       363,193
  Accrued interest payable                                 3,161           891
- --------------------------------------------------------------------------------
    Total deposits                                       505,429       496,746
Federal Home Loan Bank advances                           61,400        91,500
Other liabilities                                          4,018         6,293
- --------------------------------------------------------------------------------
    Total liabilities                                    570,847       594,539
- --------------------------------------------------------------------------------
Commitments and contingencies
- --------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $1.00 par value; authorized 10,000,000
    shares; 5,221,962 and 5,142,166 shares issued;
    5,221,962 and 5,107,297 shares outstanding,
    respectively                                           5,222         5,142
  Additional paid-in capital                              28,054        26,904
  Retained earnings                                       21,616        20,626
  Unamortized deferred compensation relating to
    incentive stock grants                                (1,238)
  Unrealized loss on debt securities, net of income tax
    benefit of $488 and $456, respectively                  (948)         (884)
  Treasury stock, at cost (40,869 shares)                                 (303)
- --------------------------------------------------------------------------------
      Total stockholders' equity                          52,706        51,485
- --------------------------------------------------------------------------------
                                                        $623,553      $646,024
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

PALFED, INC.
AND SUBSIDIARIES


For the three months ended March 31,                         1996          1995
- --------------------------------------------------------------------------------
(in thousands, except per share data)
Interest income:
  Loans receivable                                       $10,390        $9,749
  Mortgage-backed securities                               1,158         1,726
  Investment securities                                      692           797
  Other                                                       75            75
- --------------------------------------------------------------------------------
    Total interest income                                 12,315        12,347
- --------------------------------------------------------------------------------
Interest expense:
  Deposits                                                 6,002         5,348
  Other borrowings                                         1,260         2,063
- --------------------------------------------------------------------------------
    Total interest expense                                 7,262         7,411
- --------------------------------------------------------------------------------
Net interest income                                        5,053         4,936
Provision for estimated losses on loans                      339           238
- --------------------------------------------------------------------------------
    Net interest income after provision
      for estimated loan losses                            4,714         4,698
- --------------------------------------------------------------------------------

Noninterest income:
  Checking transaction fees                                  604           687
  Financial services fees                                    235           158
  Late charge and other fees                                 155           145
  Gain on sales of investment and
    mortgage-backed securities and loans                     495            34
  Real estate operations                                    (154)         (370)
  Other                                                      196           249
- --------------------------------------------------------------------------------
    Total noninterest income                               1,531           903
- --------------------------------------------------------------------------------

Noninterest expenses:
  Compensation and employee benefits                       2,524         2,226
  Occupancy and equipment                                    753           643
  Federal insurance premiums and assessments                 354           342
  Professional and outside service fees                      282           277
  Data processing                                            167           223
  Advertising and public relations                           198           172
  Other                                                      268           258
- --------------------------------------------------------------------------------
    Total noninterest expenses                             4,546         4,141
- --------------------------------------------------------------------------------
Income before provision for income taxes                   1,699         1,460
Provision for income taxes                                   607           495
- --------------------------------------------------------------------------------
Net income                                               $ 1,092        $  965
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Earnings per share                                         $0.21         $0.19
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

PALFED, INC.
AND SUBSIDIARIES


For the three months ended March 31,                         1996          1995
- --------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
 Cash flows from operating activities:
  Net income                                              $1,092          $965
  Adjustments to reconcile net income to cash
  provided by operations:
   Depreciation                                              190           187
   Amortization of goodwill and intangibles, loan fees,
    deferred income, and premiums and discounts               (6)           97
   Provision for estimated losses on loans, real estate and
    accrued interest receivable                              675           582
   (Gain) loss on sales of real estate                       (58)           94
   Gain on sales of loans                                   (255)          (30)
   Gain on sale of assets available for sale                (240)           (3)
   Changes in:
    Accrued interest receivable, net                         (51)         (227)
    Accrued interest payable                               2,270         2,064
    Other assets                                           1,208           577
    Other liabilities (excluding deferred income)         (2,279)           60
   Other, net                                                218            16
- --------------------------------------------------------------------------------
    Net cash provided by operating activities              2,764         4,382
- --------------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Cash flows from investing activities:
  Purchases of investment and mortgage-backed securities       -             -
  Principal payments and maturities of investment and
    mortgage-backed securities                             3,674         2,602
  Purchases of assets available-for-sale                  (2,023)       (1,833)
  Principal collections on assets available-for-sale       6,015           586
  Proceeds from sales of assets available-for-sale        29,994         5,121
  Loans originated (net of payments received)            (24,470)       (6,623)
  Proceeds from sales of foreclosed real estate              365         1,086
  Purchase of premises and equipment                        (274)         (372)
  Other, net                                                (238)         (418)
- --------------------------------------------------------------------------------
    Net cash provided by investing activities             13,043           149
- --------------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Cash flows from financing activities:
  Net increase in deposit accounts                         6,413        16,527
  Proceeds from FHLB advances and other borrowed money    17,000        12,300
  Repayments of FHLB advances and other borrowed money   (47,100)      (38,100)
  Payment of cash dividend                                  (102)
  Treasury stock sold                                         83
  Other, net                                                  23           447
- --------------------------------------------------------------------------------
    Net cash used by financing activities                (23,683)       (8,826)
- --------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                 (7,876)       (4,295)
Cash and cash equivalents, beginning of period            21,325        18,331
- --------------------------------------------------------------------------------
Cash and cash equivalents, end of period                 $13,449       $14,036
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
 Cash paid for:
  Interest                                                $3,732        $5,347
  Income taxes                                                17           300
 Supplemental schedule of noncash investing and
 financing activities:
  Securitizations of mortgage loans                       $6,476
  Real estate acquired through foreclosure                 1,959        $1,497
  Financed sales of foreclosed real estate                   669         2,041
  Issuance of treasury stock as compensation                  47            40


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            PALFED, INC. AND SUBSIDIARIES
                      ------------------------------------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------
                                     (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The accounting and reporting policies of PALFED, Inc. and Subsidiaries (the "Company") conform to generally accepted accounting principles and to general practice within the thrift industry. They reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. These adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements, the related notes, and the report of independent accountants included in the Company's Annual Report to Shareholders for the year ended December 31, 1995. The year end consolidated statement of financial condition data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for a full year.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The adoption of SFAS No. 121 did not have a significant effect on the financial condition or results of operations of the Company.

Also effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes optional alternative accounting methods for stock-based compensation as well as new required disclosures. The Company has elected to account for stock-based compensation under previously existing accounting guidance and as such, the adoption of SFAS No. 123 will provide enhanced year end disclosures and does not affect the financial condition or results of operations of the Company.

RECLASSIFICATIONS

Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.


2.  EARNINGS PER COMMON SHARE

The following tables illustrate the calculation of earnings per share for the three months ended March 31:

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:

                                                                Quarters Ended
                                                                   March 31,
                                                                --------------
                                                                1996    1995
                                                               ------  ------

Income before provision for income taxes                       $ 0.33  $ 0.28
Provision for income taxes                                      (0.12)  (0.09)
                                                               ------  ------
 Net income                                                    $ 0.21  $ 0.19
                                                               ------  ------
                                                               ------  ------

               -----------------------------------------------------
                                     (UNAUDITED)


CALCULATION OF COMMON AND COMMON EQUIVALENT SHARES:

                                                           Quarters Ended
                                                              March 31,
                                                          ----------------
                                                           (in thousands)
1996
- ----

Weighted average shares outstanding                                  5,122
Stock options outstanding                                    216
Shares assumed repurchased                                  (131)       85
                                                            ----    ------
Average common and common equivalent shares                          5,207
                                                                    ------
                                                                    ------

1995
- ----

Weighted average shares outstanding                                  5,084
Stock options outstanding                                    185
Shares assumed repurchased                                  (153)       32
                                                            ----    ------
Average common and common equivalent shares                          5,116
                                                                    ------
                                                                    ------

3.  INVESTMENT AND MORTGAGE-BACKED SECURITIES

Investment and mortgage-backed securities are summarized as follows:


                                  March 31, 1996         December 31, 1995
                             -----------------------   ----------------------
                            Amortized        Fair     Amortized        Fair
                               Cost          Value       Cost          Value

                            ---------     --------    ---------     --------
                                                (in thousands)
AVAILABLE-FOR-SALE
Investment securities       $  24,199     $ 23,909    $  31,230     $ 31,060
Mortgage-backed securities      8,811        8,870       24,383       24,490
                            ---------     --------    ---------     --------
                            $  33,010     $ 32,779    $  55,613     $ 55,550
                            ---------     --------    ---------     --------
                            ---------     --------    ---------     --------

HELD-TO-MATURITY
Investment securities       $   6,949     $  6,963    $   8,940     $  8,879
Mortgage-backed securities     51,712       52,078       53,353       54,691
                            ---------     --------    ---------     --------
                            $  58,661     $ 59,041    $  62,293     $ 63,570
                            ---------     --------    ---------     --------
                            ---------     --------    ---------     --------


               -----------------------------------------------------
                                     (UNAUDITED)


4.  LOANS RECEIVABLE

Loans receivable are summarized as follows at the indicated dates:

                                                        March 31  December 31
                                                          1996         1995
                                                        --------   ----------
                                                             (in thousands)
Loan collateralized by real estate:
 Permanent residential mortgage                         $217,008     $207,671
 Construction                                             44,082       38,114
 Second mortgage                                          53,356       52,313
 Commercial                                              125,238      128,051
Loans collateralized by other property:
 Consumer                                                 38,776       39,585
 Commercial                                               16,023       16,080
Loans collateralized by savings accounts                   4,997        4,769
                                                        --------     --------
                                                         499,480      486,583
Less:
 Loans in process                                        (14,276)     (13,141)
 Unamortized yield adjustments                              (891)        (744)
 Allowance for estimated losses                           (8,194)      (8,417)
                                                        --------     --------
                                                        $476,119     $464,281
                                                        --------     --------
                                                        --------     --------

Changes in the allowance for estimated loan losses are summarized as follows for the three months ended March 31:

                                                           1996         1995
                                                        --------     --------
                                                              (in thousands)

Balance, beginning of period                            $  8,417     $  8,213
Provisions                                                   339          238
Charge-offs                                                 (733)        (266)
Recoveries                                                   172           71
                                                        --------     --------
Balance, end of period                                  $  8,195     $  8,256
                                                        --------     --------
                                                        --------     --------

At March 31, 1996, the recorded investment in loans for which impairment has been recognized totalled approximately $10.4 million, of which $5.6 million related to loans with a corresponding valuation allowance of $0.8 million. The impaired loans at March 31, 1996, were measured for impairment using the fair value of the collateral as substantially all of these loans were collateral dependent. For the quarter ended March 31, 1996, the average recorded investment in impaired loans was approximately $11.9 million and the interest income recognized on impaired loans was $232,000. Impaired loans are summarized as follows at March 31:

               -----------------------------------------------------
                                     (UNAUDITED)


                                                           1996         1995
                                                        --------     --------
                                                             (in thousands)

Construction loans                                      $    436     $  1,303
Commercial real estate loans                               9,230       14,684
Commercial loans                                                          250
Residential mortgage                                         781          509
                                                        --------     --------
                                                        $ 10,447     $ 16,746
                                                        --------     --------
                                                        --------     --------

5.   COMMITMENTS AND CONTINGENCIES

The Company has salary continuation agreements with nine officers which grant these officers the right to receive up to three times their average annual compensation for the five years preceding a change of control of the Company and a change of duties or salary for such officers. The maximum contingent liability for salary continuation under these agreements is approximately $2.5 million at March 31, 1996.

Concurrent with the 1990 sale of the Woodside Plantation Country Club ("WPCC"), the Company entered into an agreement with WPCC to purchase club memberships through December 31, 2000. The amount of the remaining commitment is directly related to the number of future lots sales in Woodside Plantation, subject to an annual limitation, and depends upon whether full or partial memberships are purchased. The maximum liability over the remaining term of the agreement, assuming lot sales reach the annual limitation and partial memberships are purchased, is approximately $1.5 million. In 1993, the Company sold the remaining lots and certain other real estate at Woodside Plantation. The purchaser assumed the Company's obligations under this agreement. The Company remains contingently liable under this agreement.

The deposits of Palmetto Federal are insured under the Savings Association Insurance Fund ("SAIF") of the FDIC. In 1995, members of the Banking Committees of the U.S. House of Representatives and the Senate agreed on a proposal to recapitalize the SAIF. Under the proposal, which was part of the budget bill, all SAIF-member institutions will pay a special assessment to the SAIF of approximately 80 basis points (80 cents per $100 of deposits), the amount that would enable the SAIF to attain its designated reserve ratio of 1.25%. The special assessment would be based on the assessable deposits held as of March 31, 1995. If an 80 basis point assessment were levied on the assessable deposits of the Bank held at March 31, 1995, the special assessment of Palmetto Federal would total $3.9 million. The Company cannot predict either the final details of any legislation or the effective dates thereof.

              -----------------------------------------------------
                                  (unaudited)

The Company has entered into an agreement to purchase a branch building location in Lexington, South Carolina, and has applied for regulatory approval to establish a branch at this location.

6.   STOCK OPTIONS AND STOCK GRANTS

On February 15, 1996, PALFED granted awards for 106,345 restricted shares of common stock to certain officers under the Company's Restricted Stock
Incentive Award Plan. The restricted shares were granted at $12.75, the market price on the date of grant. Approximately 6,345 restricted shares relate to bonuses based on 1995 performance and will vest one year from the grant date. The remaining 100,000 restricted shares relate to grants that will vest over the next five to ten years depending on the individual employee. These awards are contingent upon and subject to each employee's continued employment and annual qualification for incentive bonuses, which are granted at the discretion of the Personnel and Compensation Committee of the Board of Directors and are contingent upon both Company and employee performance.

7.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The amounts of financial instruments with off-balance-sheet risk are as follows at the dates indicated:

                                                        March 31  December 31
                                                          1996        1995
                                                        --------  -----------
                                                              (in thousands)
Financial instruments whose contract
 amounts represent credit risk:

 Commitments to originate loans:                        $ 26,922     $ 13,460
                                                        --------     --------
                                                        --------     --------

 Unused lines of credit:                                $ 33,390     $ 31,639
                                                        --------     --------
                                                        --------     --------

 Standby letters of credit                              $    982     $    713
                                                        --------     --------
                                                        --------     --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

The Company's net earnings for the three months ended March 31, 1996 were $1.1 million or $0.21 per common share compared to net earnings of $965,000 or $0.19 per common share for the three months ended March 31, 1995. The increase of $127,000 is primarily attributable to an increase of $461,000 in gains on sale of investment and mortgage-backed securities and loans and a decrease of $216,000 in losses from real estate activities. These factors were offset by an increase of $405,000 in noninterest expenses and an increase in the effective income tax rate to 35.7%.

On March 4, 1996, Palmetto Federal opened its nineteenth branch on Meeting Street in Charleston, South Carolina. This branch is the Bank's second in the Charleston area and joins the West Ashley branch which opened in March 1995.

The Company has entered into an agreement to purchase a branch building location in Lexington, South Carolina, and has applied for regulatory approval to establish a branch at this location.

COMPARISON OF 1996 AND 1995 OPERATING RESULTS

NET INTEREST INCOME

During the quarter ended March 31, 1996, net interest income increased from $4.9 million in 1995 to $5.1 million in 1996. Total interest income in the first quarter of 1996 was virtually unchanged from the first quarter of 1995 due to an increase in the yield on average interest-earning assets from 7.98% in 1995 to 8.38% in 1996, offset by a decrease of 5.0% in the level of average interest-earning assets caused by increased sales of investment and mortgage-backed securities. Total interest expense decreased due to a decrease of 38.0% in average FHLB advances, which the Bank repaid with proceeds from new lower costing deposits and sales of investment and mortgage-backed securities.

The following table presents information with respect to interest income from interest-earning assets and interest expense from interest-bearing liabilities, expressed in both dollars (in thousands) and rates, for the periods indicated. Averages are computed using month-end balances for the periods presented. Nonaccruing loans have been included in average loans receivable for purposes of calculating the average yield on loans receivable.


                                                        Interest                                     Interest
                                                         Income/         Yield/                       Income/         Yield/
                                           1996          Expense          Rate          1995          Expense          Rate
- -----------------------------------------------------------------------------------------------------------------------------
Average Interest-Earning:
 Assets:
 Interest bearing deposits             $    4,419       $     75          5.25%     $    4,430      $      75          6.76%
 Loans receivable                         467,892         10,390          8.88         452,614          9,749          8.62
 Mortgage-backed securities                68,439          1,158          6.77         106,196          1,726          6.50
 Total investments                         36,060            496          5.50          44,556            602          5.41
 FHLB stock                                10,884            196          7.21          10,884            195          7.15
- -----------------------------------------------------------------------------------------------------------------------------
 Total                                 $  587,694       $ 12,315          8.38%     $  618,680      $  12,347          7.98%
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
Liabilities:
 Retail savings deposits               $   31,230       $    199          2.56%     $   32,278      $     215          2.70%
 Retail time deposits                     365,751          5,398          5.94         365,838          4,701          5.21
 Demand deposits                           99,316            405          1.64          85,469            432          2.05
 FHLB advances                             76,950          1,260          6.59         124,025          2,063          6.74
- -----------------------------------------------------------------------------------------------------------------------------
 Total                                 $  573,247       $  7,262          5.10%     $  607,610      $   7,411          4.95%
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
 Net interest income                                    $  5,053                                    $   4,936
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
    Net interest margin                                                   3.28%                                        3.03%
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
    Net yield                                                             3.44%                                        3.19%
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------


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


                                          March 1996 versus March 1995
                                             Increase (Decrease)
- ----------------------------------------------------------------------
                                                        Rate/
                                   Volume     Rate     Volume    Total
- ----------------------------------------------------------------------
                                               (in thousands)
Changes in:
 Interest income:
  Loans receivable                $  351    $  279     $  11    $  641
  Mortgage-backed securities        (615)       72       (25)     (568)
  Investments                       (117)       15        (3)     (105)
- ----------------------------------------------------------------------
 Total interest income              (381)      366       (17)      (32)
- ----------------------------------------------------------------------

 Interest expense:
  Deposits                           128       512        14       654
  Other borrowed money              (774)      (47)       18      (803)
- ----------------------------------------------------------------------
 Total interest expense             (646)      465        32      (149)
- ----------------------------------------------------------------------

Net interest income (expense)     $  265    $  (99)   $  (49)   $  117
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------


PROVISION FOR ESTIMATED LOSSES ON LOANS

The provision for estimated losses on loans was $339,000 in 1996 compared to $238,000 in 1995. Net charge-offs for the 1996 quarter were $561,000 compared to $195,000 for the 1995 quarter. The increase in charge-offs resulted primarily from one commercial real estate loan which was foreclosed during the quarter. The allowance of $300,000 related to the loan was charged off. The resulting allowance for estimated losses on loans at March 31, 1996 and 1995 was $8.2 million and $8.3 million, respectively. See Nonperforming Assets and Restructured Loans.

NONINTEREST INCOME

Noninterest income increased by $628,000 or 69.5% from $903,000 for the 1995 quarter to $1.5 million for the quarter ended March 31, 1996. The increase was primarily attributable to an increase of $461,000 in gain on sale of investment and mortgage-backed securities, a decrease of $216,000 in the loss from real estate operations and an increase of $77,000 in financial services fees, partially offset by a decrease of $83,000 in checking transaction fees and a decrease of $53,000 in other income.

The increase in gain on sale of investment and mortgage-backed securities and loans resulted from: the sale of a nonperforming commercial real estate loan resulting in a gain of $191,000; a $150,000 gain from the sale of Federal National Mortgage Association ("FNMA") stock; and a $67,000 gain on mortgage loan sales resulting from the provisions of Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights", initially adopted October 1, 1995.

The 58.4% decline in loss from real estate operations resulted primarily from a decrease of $150,000 in net losses on sales of foreclosed real estate. The reduction in losses resulted from a decline in sales of foreclosed real estate from $3.2 million in the 1995 quarter to $1.0 million in the 1996 quarter. Additionally, expenses related to the upkeep and sale of foreclosed real estate declined $95,000 or 36.7% due to a decrease of $33,000 in sales commissions because of reduced sales. Also, the 1995 quarter included approximately $41,000 in expenses related to an auction of foreclosed property in Columbia, South Carolina.

The 48.7% increase in financial services fees resulted primarily from increased securities brokerage activity over the 1995 level. Sales activity for the quarter ended March 31, 1996 was $6.4 million compared to $5.5 million during the 1995 quarter. Management believes the higher sales activity was caused in part by the continued strength in the stock market. Additionally, the Company's income from the insurance company who provides credit life insurance and annuities increased $35,000 over the comparable quarters.

Management believes the 12.1% decrease in checking transaction fees resulted from customers managing their accounts so as to avoid service charges combined with the closing of certain low balance checking accounts which typically generate higher fee income. The number of checking accounts rose 1%, net, to approximately 37,000 during the first quarter of 1996.

NONINTEREST EXPENSES

Noninterest expenses were $4.5 million and $4.1 million for the quarters ended March 31, 1996 and 1995, respectively. Compensation and employee benefits expense was $2.5 million for the 1996 quarter compared to $2.2 million for the 1995 quarter. Occupancy and equipment expense increased by 17.1% from $643,000 in 1995 to $753,000 in 1996 and advertising and public relations expense increased by 15.1% from $172,000 in 1995 to $198,000 in 1996.

The primary components of compensation and employee benefits for the three months ended March 31 follow:

                                                           1996      1995
                                                         -------   -------
                                                            (in thousands)
Salaries and commissions                                 $ 2,090   $ 1,894
Incentive programs                                           254       128
Medical and retirement expenses                              213       217
Payroll and other taxes                                      207       189
Other expenses                                                23        24
                                                         -------   -------
                                                           2,787     2,452
Capitalized costs of loan originations                      (263)     (226)
                                                         -------   -------
Compensation and employee benefits                      $  2,524   $ 2,226
                                                         -------   -------
                                                         -------   -------



The 10.4% increase in salaries and commissions resulted from average merit wage increases of 4.5% and increased commissions paid to mortgage loan originators and financial services sales persons resulting from increased loan originations and financial products sales, respectively. The increase of 98.4% in incentive program costs results from a higher accrual rate based on a certain level of anticipated earnings. The increase in loan originations during the 1996 quarter resulted in increased capitalized costs of origi-nations which partially offset the increased compensation and benefits.

The 17.1% increase in occupancy and equipment expense resulted from an increase of $35,000 related to costs of new branches, an increase of $29,000 in telephone expenses and an increase of $27,000 in postage costs.

The 15.1% increase in advertising and public relations expense resulted from an increase of $34,000 in general advertising costs as the Company expands the campaign to position Palmetto Federal as "THE BANK OF CHOICE" into areas served by new branches.

LENDING ACTIVITIES

Loan originations increased significantly during the 1996 quarter. In the first quarter of 1996, the Bank originated loans of $54.4 million, compared to $29.3 million in the comparable 1995 period.

Residential mortgage loan originations were $22.4 million in 1996 compared to $10.5 million in 1995, an increase of $11.9 million. Approximately
91.1% of the 1996 originations were fixed rate loans as customers took advantage of the decline in market interest rates which occurred during the quarter. Refinancings of Palmetto Federal loans amounted to $4.7 million and $1.5 million during the 1996 and 1995 quarters, respectively.

Second mortgage loan originations increased from $583,000 during the 1995 quarter to $5.1 million during 1996, primarily as a result of a promotion featuring the CashLine II product at a low introductory rate and at loan-to-value ratios up to 90%. Construction loan originations increased by $5.0 million or 53.3% to $14.3 million during the 1996 quarter. Commercial real estate loans increased by $1.8 million or 70.9% to $4.4 million during the 1996 quarter. Consumer and commercial originations increased 29.7% to $8.2 million during the 1996 quarter.

Palmetto Federal's expansion into new markets provided strong growth in mortgage and construction loan originations to supplement the growth in the traditional market areas of the Central Savannah River Area ("CSRA") and the Lowcountry.
The Lexington and Charleston offices originated $6.9 million in loans in 1996 compared to $3.9 million in 1995. Additionally, the CSRA and Lowcountry increased mortgage and construction loan originations by 78.4% and 120.8%, respectively, during the 1996 quarter.

REAL ESTATE DEVELOPMENT ACTIVITY

The Company continues to have a significant concentration of risk related to Woodside Plantation, exclusive of loans to individual homeowners, consisting of real estate held for development, acquisition and development loans, foreclosed real estate and a 50% interest in a partnership. During the quarter ended March 31, 1996, the total carrying value of these components decreased from $13.9 million to $13.3 million, primarily due to loan payments resulting from lot sales.

The Company has completed discussions with Woodside Plantation Country Club to modify its loans from amortizing to interest-only payments for one year, effective April 1, 1996.

ASSET/LIABILITY MANAGEMENT

During the quarter ended March 31, 1996, management used funds from increased retail deposits and sales of lower yielding investment and mortgage-backed securities to reduce Federal Home Loan Bank ("FHLB") advances by $30.1 million. Due to the decline in market interest rates during the quarter ended March 31, 1996, Palmetto Federal extended the weighted average maturity of these advances from 6 months at December 31, 1995 to 9 months at March 31, 1996. Management believes these actions have improved the net interest margin while improving the Bank's interest rate risk profile. Palmetto Federal has $15.0 million of advances maturing in the next three months with a weighted average interest rate of 8.18%. These maturities will be repaid to the extent possible with funds provided by operations, principal payments on loans and securities and deposit growth. Any remaining maturities will be refinanced by new FHLB advances.

NONPERFORMING ASSETS AND RESTRUCTURED LOANS

Nonperforming assets (nonaccrual loans and foreclosed real estate ("REO")) and restructured loans, net of specific allowances, decreased from $27.4 million or 4.2% of total assets at December 31, 1995 to $25.8 million or 4.1% of total assets at March 31, 1996. The table below sets forth the amounts and categories of Palmetto Federal's nonaccrual and restructured loans and REO at the dates indicated.


                                       March 31    December 31       March 31
                                         1996           1995           1995
                                       --------    -----------       --------
                                               (dollars in thousands)
Nonaccrual loans                       $  6,249    $     7,856       $ 12,226
Foreclosed real estate                    9,112          8,015          6,888
Restructured loans                       10,472         11,553         15,214
                                       --------    -----------       --------
                                       $ 25,833    $    27,424       $ 34,328
                                       --------    -----------       --------
                                       --------    -----------       --------
General loan loss allowance
 as a percentage of the total              27.8%          26.3%          20.2%
                                         ------         ------         ------
                                         ------         ------         ------
Total as a percentage of loans
 receivable, net                            5.4%           5.9%           7.6%
                                         ------         ------         ------
                                         ------         ------         ------
Total as a percentage of total assets       4.1%           4.2%           5.2%
                                         ------         ------         ------
                                         ------         ------         ------


Changes in the components of nonperforming assets and restructured loans during the three months ended March 31, 1996 were as follows:




                                Nonaccrual     REO     Restructured    Total
                                 Loans                   Loans
                               ----------   ---------  ----------   ---------
                                                 (in thousands)
December 31, 1995                 $ 7,856     $ 8,015    $ 11,553     $27,424
Performing loans which
 became nonperforming               1,947         451                   2,398
Upgrades due to performance          (656)                   (163)       (819)
Sales                              (1,419)     (1,015)                 (2,434)
Net principal collections            (368)                   (244)       (612)
Restructured loans which
 became REO                                        120       (120)
Restructured loans which
 became nonaccrual                  1,007                  (1,007)
Nonaccrual loans which
 were restructured                   (577)                    577
Net change in valuation allowances                           (124)       (124)
Nonaccrual loans which became REO  (1,541)      1,541                       0
                                  -------     -------    --------     -------
March 31, 1996                    $ 6,249     $ 9,112    $ 10,472     $25,833
                                  -------     -------    --------     -------
                                  -------     -------    --------     -------


The $1.9 million of new nonaccrual loans consists of several loans none of which exceeds $370,000. Restructured loans which became nonaccrual consist primarily of a $1.0 million commercial loan to a grading and asphalt company in Aiken, South Carolina. This loan is collateralized by 97 acres and an asphalt plant and other land totalling 101.26 acres. During the quarter, Palmetto Federal sold a $1.4 million nonperforming loan for a gain of approximately $180,000. The loan was collateralized by a 100 acre commercial site in Macon, Georgia.

The $1.0 million of REO sold consisted of several properties, none of which had a carrying value greater than $176,000. The $1.5 million of nonaccrual loans which became REO consisted primarily of a commercial real estate loan with a carrying value of $1.2 million collateralized by a 26,000 square foot office building within a commercial office park in Aiken, South Carolina.

Potential problem loans represent loans that are current as to payment of principal and interest, but where management has doubts about the borrower's ability to comply with present repayment terms. These loans are not included in the above table of nonperforming assets and restructured loans. These loans, primarily commercial real estate loans, totalled approximately $14.7 million and $9.4 million at March 31, 1996 and December 31, 1995, respectively.

The Bank's total criticized assets include its nonperforming assets and restructured loans of $25.8 million as well as its potential problem loans of $14.7 million. The following table summarizes the Bank's criticized assets as of the dates indicated:

                               March 31         December 31            March 31
                                 1996                1995                1995
                               --------         -----------            --------
                                                (in thousands)

Special mention                 $14,437             $ 9,867             $ 9,324
Substandard                      24,665              25,450              28,396
Doubtful                            116                   0                   0
Loss                              1,266               1,462               3,287
                                -------             -------             -------
                                $40,484             $36,779             $41,007
                                -------             -------             -------
                                -------             -------             -------

The increase in special mention assets during 1996 resulted from the inclusion of $4.5 million of WPCC loans due to the change in membership sales volume from fixed to variable and the restructuring of the loans.

LIQUIDITY

Palmetto Federal's principal sources of funds are deposits, loan repayments, proceeds from sales and principal payments of investment and mortgage-backed securities and loans, FHLB advances, other borrowings, and retained earnings. The liquidity of Palmetto Federal's operations is measured by the ratio of cash and short-term investments as defined by the Office of Thrift Supervision ("OTS") regulations to the sum of savings and borrowings payable in one year, less loans on savings. The Bank's average liquidity level for March 1996 of 7.4% was in excess of the required amount of 5.0%.


REGULATORY MATTERS

As of March 31, 1996 Palmetto Federal's regulatory capital was 7.2% tangible capital, 7.2% core capital and 11.6% risk-based capital, exceeding both the regulatory minimum levels and the well capitalized standards. On July 1, 1996, the deduction to regulatory capital for the investment in nonincludable subsidiaries increases from 60% to 100%. Management expects Palmetto Federal will continue to be well capitalized after this change.

RECENT ACCOUNTING AND REPORTING CHANGES

Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The adoption of SFAS No. 121 did not have a significant effect on the financial condition or results of operations of the Company.

Also effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes optional alternative accounting methods for stock-based compensation as well as new required disclosures. The Company has elected to account for stock-based compensation under previously existing accounting guidance and as such, the adoption of SFAS No. 123 will provide enhanced year end disclosures and does not affect the financial condition or results of operations of the Company.

Part II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the 1996 PALFED Annual Meeting of Shareholders held on April 23, 1996, the Company's shareholders elected R. Bruce McBratney, Albert H. Peters, Jr. and Ambrose L. Schwallie as directors of the Company for three year terms ending in 1999. Pursuant to Regulation 14 of the Securities Exchange Act of 1934, as amended, management solicited proxies for the Annual Meeting and there were no solicitations in opposition to management's nominees. Of the 5,222,142 shares entitled to vote, there were 4,529,613 shares present in person or in proxy. The shareholders approved the director nominees with the following votes:

                                             Number of Votes
                                       ----------------------------
                                           For             Withheld
                                       ---------           --------
     R. Bruce McBratney                4,483,959            45,654
     Albert H. Peters, Jr.             4,482,248            47,365
     Ambrose L. Schwallie              4,474,910            54,703

    Additionally, the shareholders approved the proposals for amendments to the 1993 Stock Option Plan (Proposal 2), for amendments to the 1993 Restricted Stock Incentive Award Plan (Proposal 3) and for amendments to the Amended and Restated Directors Stock Plan (Proposal 4), by the following vote totals:

                                           Number of Votes
                           ---------------------------------------------
                              For             Withheld           Against
                           ---------          --------           -------
     Proposal 2            3,888,070           598,336           43,207
     Proposal 3            3,718,447           767,072           44,094
     Proposal 4            3,764,057           726,866           38,690

    Votes withheld include abstentions and broker nonvotes.

ITEM 5. OTHER INFORMATION

    (a) On February 15, 1996, PALFED granted awards for 106,345 restricted shares of common stock to certain officers under the Company's Restricted Stock Incentive Award Plan. Approximately 6,345 restricted shares relate to bonuses based on 1995 performance and will vest one year from the grant date. The remaining 100,000 restricted shares relate to grants that will vest over the next five to ten years depending on the individual employee. These awards are contingent upon and subject to each employee's continued employment and annual qualification for incentive bonuses, which are granted at the discretion of the Personnel and Compensation Committee of the Board of Directors and are contingent upon both Company and employee performance.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    Exhibit 10.10 Form of Restricted Stock Award Agreement dated as of February 15, 1996 between PALFED, Inc. and employees of the Company.

    Exhibit 11.1 Statement regarding computation of per share data is included in Item 1 and incorporated herein by reference.

    (b)  Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PALFED, INC.
                                                 -------------
                                                 (Registrant)



Date:  May 14, 1996                              /s/ John C. Troutman
       ---------------                           ------------------------
                                                 John C. Troutman
                                                 President and Chief Executive
                                                 Officer



Date:  May 14, 1996                              /s/ Darrell R. Rains
       ---------------                           ------------------------
                                                 Darrell R. Rains
                                                 Executive Vice President
                                                 and Chief Financial Officer



Date:  May 14, 1996                              /s/ Michael B. Smith
       ---------------                           ------------------------
                                                 Michael B. Smith
                                                 Senior Vice President
                                                 and Controller