Form 10-Q
period 1996-06-30
PALFED INC
filed 1996-08-14
CIK 793075

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                    -------------------------------------


                 Quarterly Report Under Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934


For the quarter ended                             SEC Commission File
June 30, 1996                                     Docket Number 0-15334
- ---------------------                             ---------------------


                                  PALFED, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


South Carolina                                  57-0821295
- -------------------------------                 ----------------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                 identification number)


107 Chesterfield Street South
Aiken, South Carolina                                        29801
- -----------------------------                                ----------
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


                     Yes..X...                   NO......


There were 5,225,571 shares of Common Stock outstanding on June 30, 1996.

                                 PALFED, INC.
                   ---------------------------------------

                        Quarterly Report on Form 10-Q
                     For The Quarter Ended June 30, 1996
                                           -------------

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

ITEM                                                                     PAGE
- ----                                                                     ----

1.  Financial Statements

      Consolidated Statements of Financial
      Condition as of June 30, 1996
      and December 31, 1995.                                               3

      Consolidated Statements of Income
      for the Three and Six Months Ended
      June 30, 1996 and 1995.                                              4

      Consolidated Statements of Cash
      Flows for the Three and Six Months Ended
      June 30, 1996 and 1995.                                              5

      Notes to Consolidated Financial Statements                           6

2.  Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                                           9

PART II - OTHER INFORMATION

ITEM
- ----

4.  Submission of Matters To a Vote of
      Security Holders                                                    16

5.  Other Information                                                     16

6.  (a) Exhibits                                                          17
    (b) Reports on Form 8-K                                               17

Exhibit 11.1                                                              18

SIGNATURES                                                                19

Consolidated Statements of Financial Condition
(Unaudited)

PALFED, Inc.
and Subsidiaries

                                                           June 30       December 31
                                                             1996          1995
                                                      (in thousands, except share data)
ASSETS

Cash and due from banks                                   $ 10,900        $ 15,471
Interest-bearing deposits with other banks                   5,531           5,854
Investment and mortgage-backed securities:
   Available-for-sale                                       26,906          55,550
   Held-to-maturity                                         60,704          62,293
Loans receivable, net                                      491,605         464,281
Investment in real estate, net                              14,688          14,448
Investment in Federal Home Loan Bank stock                  10,884          10,884
Premises and equipment, net                                  5,889           5,350
Accrued interest, net of allowance of
   $618 and $1,052, respectively                             3,999           4,256
Other assets                                                 6,896           7,637
                                                          --------        --------
                                                          $638,002        $646,024
                                                          ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing accounts                       $ 30,318        $ 27,333
       Savings and NOW accounts                            111,430         105,329
       Certificates of deposit                             371,103         363,193
       Accrued interest payable                              4,817             891
                                                          --------        --------
           Total deposits                                  517,668         496,746
                                                          --------        --------

Federal Home Loan Bank advances                             62,400          91,500
Other liabilities                                            4,268           6,293
                                                          --------        --------
           Total liabilities                               584,336         594,539
                                                          ========        ========

Commitments and contingencies

Stockholders' equity:
  Common stock, $1.00 par value; authorized
   10,000,000 shares; 5,225,571 and 5,142,166
   shares issued; 5,225,571 and 5,101,297
   shares outstanding, respectively                          5,226           5,142
  Additional paid-in capital                                28,058          26,904
  Retained earnings                                         22,640          20,626
  Unamortized deferred compensation relating to
           incentive stock grants                           (1,201)
  Unrealized loss on debt securities, net of income tax
       benefit of $552 and $456, respectively               (1,057)           (884)
  Treasury stock, at cost (40,869 shares)                                     (303)
                                                          --------        --------
        Total stockholders' equity                          53,666          51,485
                                                          --------        --------

                                                          $638,002        $646,024
                                                          ========        ========

   The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
(Unaudited)

For the Three Months Ended  For the Six Months Ended
PALFED, Inc.
and Subsidiaries

                                            June 30     June 30      June 30     June 30
                                              1996        1995         1996        1995
                                               (in thousands, except per share data)
Interest income:
  Loans receivable                          $10,764     $10,111      $21,154     $19,860
  Mortgage-backed securities                  1,005       1,712        2,163       3,438
  Investment securities                         595         793        1,287       1,590
  Other                                          49         109          124         184
                                            -------     -------      -------     -------
       Total interest income                 12,413      12,725       24,728      25,072

Interest expense:
  Deposits                                    6,038       6,042       12,040      11,390
  Other borrowings                              970       1,790        2,230       3,853
                                            -------     -------      -------     -------
      Total interest expense                  7,008       7,832       14,270      15,243

Net interest income                           5,405       4,893       10,458       9,829
Provision for estimated losses
  on loans                                      247         209          586         447
                                            -------     -------      -------     -------
Net interest income after provision
  for estimated loan losses                   5,158       4,684        9,872       9,382

Noninterest income:
  Checking transaction fees                     597         647        1,201       1,334
  Financial services fees                       220         260          455         418
  Late charge and other fees                    121         135          276         280
  Gain on sales of investment and
    mortgage-backed securities
    and loans                                    94          47          589          81
  Real estate operations                        (21)       (151)        (175)       (521)
  Other                                         193         169          389         417
                                            -------     -------      -------     -------
     Total noninterest income                 1,204       1,107        2,735       2,009

Noninterest expenses:
  Compensation and employee benefits          2,456       2,157        4,980       4,383
  Occupancy and equipment                       711         636        1,464       1,279
  Federal insurance premiums and
    assessments                                 353         342          707         684
  Professional and outside service
    fees                                        418         322          700         599
  Data processing                               251         214          418         437
  Advertising and public relations              225         326          423         498
  Other                                         222         224          490         481
                                            -------     -------      -------     -------
     Total noninterest expenses               4,636       4,221        9,182       8,361
Income before provision for income
  taxes                                       1,726       1,570        3,425       3,030
Provision for income taxes                      595         549        1,202       1,044
                                            -------     -------      -------     -------
Net income                                  $ 1,131     $ 1,021      $ 2,223     $ 1,986
                                            =======     =======      =======     =======
Earnings per share                          $  0.22     $  0.20      $  0.43     $  0.39
                                            =======     =======      =======     =======

   The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

PALFED, Inc.
and Subsidiaries

                                                      For the six months ended June 30,
                                                             1996            1995
                                                               (in thousands)
Operating Activities:
  Cash flows from operating activities:
    Net income                                             $  2,223       $  1,986
Adjustments to reconcile net income to cash
      provided by operations:
       Depreciation                                             384            386
       Provision for deferred income taxes                      333
       Amortization of goodwill and intangibles,
         loan fees, deferred income, and
         premiums and discounts                                  18            104
       Provision for estimated losses on loans,
          real estate and accrued interest receivable         1,093          1,169
       (Gain) loss on sales of real estate                     (188)             7
       Gain on sales of loans                                  (319)          (182)
       (Gain) loss on sale of assets available for sale        (270)           101
       Changes in:
           Accrued interest receivable, net                    (181)          (933)
           Accrued interest payable                           2,860          4,255
           Other assets                                         611            539
           Other liabilities (excluding deferred income)     (2,265)           907
       Other, net                                               428             40
          Net cash provided by operating activities           4,727          8,379

Investing activities:
   Cash flows from investing activities:
     Purchases of investment and mortgage-backed securities  (4,068)
     Principal payments and maturities of investment
       and mortgage-backed securities                         5,732          7,347
     Purchases of assets available-for-sale                  (2,572)        (7,700)
     Principal collections on assets available-for-sale      11,992          1,765
     Proceeds from sales of assets available-for-sale        42,218         28,718
     Loans originated (net of payments received)            (52,696)       (23,716)
     Proceeds from sales of foreclosed real estate            1,857          2,018
     Purchase of premises and equipment                        (921)          (628)
     Other, net                                                (343)           (92)
          Net cash provided by investing activities           1,199          7,712

Financing activities:
   Cash flows from financing activities:
     Net increase in deposit accounts                        18,062         21,745
     Proceeds from FHLB advances and other borrowed money    50,800         24,000
     Repayments of FHLB advances and other borrowed money   (79,900)       (65,750)
     Payment  of cash dividend                                 (209)
     Treasury stock sold                                        108
     Other, net                                                 319          1,065
          Net cash used by financing activities             (10,820)       (18,940)
Net decrease in cash and cash equivalents                    (4,894)        (2,849)
Cash and  cash  equivalents, beginning of period             21,325         18,331
Cash and cash equivalents, end of period                   $ 16,431       $ 15,482
Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest                                              $ 10,345       $ 10,988
     Income taxes                                               797            800
  Supplemental schedule of noncash investing and
    financing activities:
   Securitizations of mortgage loans                       $  9,411       $    975
   Real estate acquired through foreclosure                   2,677          6,126
   Financed sales of foreclosed real estate                   1,042          3,551
   Issuance of common stock as compensation                      81             77

   The accompanying notes are an integral part of these financial statements.

                           PALFED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The accounting and reporting policies of PALFED, Inc. and Subsidiaries (the "Company") conform to generally accepted accounting principles and to general practice within the thrift industry. They reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. These adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements, the related notes, and the report of independent accountants included in the Company's Annual Report to Shareholders for the year ended December 31, 1995. The year end consolidated statement of financial condition data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for a full year.

RECLASSIFICATIONS

Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.


2. INVESTMENT AND MORTGAGE-BACKED SECURITIES

Investment and mortgage-backed securities are summarized as follows:

                                   June 30,  1996      December 31, 1995
                                 ------------------   -------------------
                                 Amortized   Fair     Amortized    Fair
                                    Cost     Value      Cost       Value
                                 ---------  -------   ---------   -------
                                              (in thousands)
AVAILABLE-FOR-SALE
- --------------------------
Investment securities            $ 19,589  $ 19,138    $ 31,230   $ 31,060
Mortgage-backed securities          7,785     7,768      24,383     24,490
                                 --------  --------    --------   --------
                                 $ 27,374  $ 26,906    $ 55,613   $ 55,550
                                 --------  --------    --------   --------
                                 --------  --------    --------   --------
HELD-TO-MATURITY
- --------------------------
Investment securities            $  6,958  $  6,794    $  8,940   $  8,879
Mortgage-backed securities         53,746    53,704      53,353     54,691
                                 --------  --------    --------   --------
                                 $ 60,704  $ 60,498    $ 62,293   $ 63,570
                                 --------  --------    --------   --------
                                 --------  --------    --------   --------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LOANS RECEIVABLE

Loans receivable are summarized as follows at the indicated dates:

                                                June  30    December 31
                                                  1996         1995
                                                --------    -----------
                                                    (in thousands)
Loan collateralized by real estate:
  Permanent residential mortgage                $228,335     $207,671
  Construction                                    49,337       38,114
  Second mortgage                                 54,548       52,313
  Commercial                                     127,766      128,051
Loans collateralized by other property:
  Consumer                                        37,908       39,585
  Commercial                                      17,151       16,080
Loans collateralized by savings accounts           4,173        4,769
                                                --------     --------
                                                 519,218      486,583
Less:
  Loans in process                               (18,652)     (13,141)
  Unamortized yield adjustments                   (1,047)        (744)
  Allowance for estimated losses                  (7,914)      (8,417)
                                                --------     --------
                                                $491,605     $464,281
                                                --------     --------
                                                --------     --------

Changes in the allowance for estimated loan losses are summarized as follows for the quarters and six months ended June 30:

                                        Quarters              Six Months
                                    1996       1995        1996       1995
                                  -------------------     ------------------
                                                (in thousands)

Balance, beginning of period      $ 8,195     $ 8,256     $ 8,417    $ 8,212
Provisions                            247         209         586        447
Charge-offs                          (613)       (557)     (1,346)      (822)
Recoveries                             85         365         257        436
Reclassifications                                (196)                  (196)
                                  -------     --------    -------    -------
Balance, end of period            $ 7,914     $ 8,077     $ 7,914    $ 8,077
                                  -------     --------    -------    -------
                                  -------     --------    -------    -------

At June 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totalled approximately $12.0 million, of which $7.1 million related to loans with a corresponding valuation allowance of $1.0 million. The impaired loans at June 30, 1996, were measured for impairment using the fair value of the collateral as substantially all of these loans were collateral dependent. For the six months ended June 30, 1996, the average recorded investment in impaired loans was approximately $11.9 million. The interest income recognized on impaired loans during the six months ended June 30, 1996 was $409,000. Impaired loans are summarized as follows:


                                   June 30      December 31
                                     1996          1995
                                   --------     -----------
                               (in thousands)

Construction loans                  $   845       $   844
Commercial real estate loans         10,461        11,300
Residential mortgage                    679           899
                                    -------       -------
                                    $11,985       $13,043
                                    -------       -------
                                    -------       -------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. COMMITMENTS AND CONTINGENCIES

The Company has salary continuation agreements with nine officers which grant these officers the right to receive up to three times their average annual compensation for the five years preceding a change of control of the Company and a change of duties or salary for such officers. The maximum contingent liability under these agreements is approximately $2.5 million at June 30, 1996 .

Concurrent with the 1990 sale of the Woodside Plantation Country Club ("WPCC"), the Company had entered into an agreement with WPCC to purchase club memberships through December 31, 2000. In 1993, the purchaser of the remaining lots and certain other real estate at Woodside Plantation assumed the Company's obligations under this agreement, however, the Company remains contingently liable under this agreement. The Company's maximum liability over the remaining term of the agreement, which is directly related to the number of lot sales at Woodside Plantation, is approximately $1.5 million.

The deposits of Palmetto Federal are insured under the Savings Association Insurance Fund ("SAIF") of the FDIC. Members of the Banking Committees of the U.S. House of Representatives and the Senate have worked on several proposals to recapitalize the SAIF. Under one proposal, all SAIF-member institutions would pay a special assessment to the SAIF of approximately 80 basis points (80 cents per $100 of deposits), the amount that would enable the SAIF to attain its designated reserve ratio of 1.25%. The special assessment would be based on the assessable deposits held as of March 31, 1995. If an 80 basis point assessment were levied on the assessable deposits of the Bank held at March 31, 1995, the special assessment of Palmetto Federal would total $3.9 million. The Company cannot predict either the final details of any legislation or the effective dates thereof.


5. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The amounts of financial instruments with off-balance-sheet risk are as follows at the dates indicated:

                                          June 30     December 31
                                            1996         1995
                                          --------    -----------
                                             (in thousands)
Financial instruments whose contract
  amounts represent credit risk:

  Commitments to originate loans:          $ 13,591     $ 13,460
                                           --------     --------
                                           --------     --------

  Unused lines of credit:                  $ 34,803     $ 31,639
                                           --------     --------
                                           --------     --------

  Standby letters of credit                $    706     $    713
                                           --------     --------
                                           --------     --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's net earnings for the three months ended June 30, 1996 were $1.1 million or $0.22 per common share compared to $1.0 million or $0.20 per common share for the three months ended June 30, 1995. The net earnings for the six months ended June 30, 1996 were $2.2 million or $0.43 per common share compared to $2.0 million or $0.39 per common share for the comparable period in 1995.
The 10.8% increase in quarterly earnings resulted primarily from an increase of $512,000 or 10.5% in net interest income and a decrease of $130,000 or 86.1% in losses from real estate operations. The 11.9% increase in year-to-date earnings resulted primarily from an increase of $629,000 in net interest income, an increase of $508,000 in gains on sales of securities and loans and a decrease of $346,000 in losses from real estate operations.

On March 4, 1996, Palmetto Federal opened its nineteenth branch on Meeting Street in Charleston, South Carolina. Recently, Palmetto Federal has received approval to open full service branches in Mt. Pleasant, South Carolina and Lexington, South Carolina. The Mt. Pleasant branch is the Bank's third in the Charleston, South Carolina area and the Lexington branch is the second in the Columbia, South Carolina market area. Management anticipates that these branches will begin operations in September 1996.

COMPARISON OF 1996 AND 1995 OPERATING RESULTS

NET INTEREST INCOME

Net interest income was $5.4 million for the quarter ended June 30, 1996, an increase of $512,000 or 10.5% compared to the quarter ended June 30, 1995. Total interest income decreased $312,000 due to a decrease of 4.6% in the level of average interest-earning assets caused by increased sales of investment and mortgage-backed securities, partially offset by an increase in the yield on these assets from 8.24% during the 1995 quarter to 8.43% during the 1996 quarter. Total interest expense decreased $824,000 due to a decrease in the rate paid on average interest-earning assets from 5.16% during the 1995 quarter to 4.89% during the 1996 quarter and a decrease of $36.3 million or 6.0% in the level of interest-bearing liabilities. For the six months ended June 30, 1996, net interest income increased by $629,000 or 6.4% to $10.5 million compared to the six months ended June 30, 1995. Total interest income decreased $344,000 or 1.4%, while total interest expense decreased $973,000 or 6.4% from the 1995 period.

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

                                                  Interest                       Interest
                                                  Income/     Yield/             Income/     Yield/
Six Months Ended June 30,               1996      Expense     Rate      1995     Expense     Rate
- ---------------------------------------------------------------------------------------------------
Average Interest-Earning:
  Assets:
    Interest-bearing deposits         $  3,433    $   124     5.23%   $  6,161    $   184    5.96%
    Loans receivable                   476,663     21,154     8.88     453,900     19,860    8.75
    Mortgage-backed securities          65,019      2,163     6.65     104,190      3,438    6.60
    Total investments                   32,512        895     5.50      43,826      1,199    5.47
    FHLB STOCK                          10,884        392     7.20      10,884        391    7.19
- -------------------------------------------------------------------------------------------------
    Total                              588,511     24,728     8.40%    618,961     25,072    8.10%
- -------------------------------------------------------------------------------------------------

  Liabilities:
    Retail savings deposits           $ 31,885    $   404     2.55%   $ 31,786    $   430    2.73%
    Retail time deposits               369,116     10,778     5.87     358,709     10,088    5.67
    Demand deposits                    102,722        858     1.68     101,862        872    1.73
    FHLB ADVANCES                       70,357      2,230     6.38     115,064      3,853    6.75
- -------------------------------------------------------------------------------------------------
    Total                              574,080     14,270     5.00%    607,421     15,243    5.06%
- -------------------------------------------------------------------------------------------------
Net interest income                               $10,458                         $ 9,829
                                                  -------                         -------
                                                  -------                         -------
       Net interest margin                                    3.40%                          3.04%
                                                              ----                           ----
                                                              ----                           ----
       Net yield                                              3.55%                          3.18%
                                                              ----                           ----
                                                              ----                           ----

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

                                             For The Six Months Ended
                                             June 1996 vs. June 1995
                                               Increase (Decrease)
                                        ----------------------------------
                                                           Rate/
                                        Volume     Rate    Volume    Total
                                        ------   --------  ------   --------
                                                  (in thousands)
Changes in:
     Interest income:
      Loans receivable............     $   995   $   285   $  14    $ 1,294
      Mortgage-backed securities..      (1,293)       29     (11)    (1,275)
      Investments and other.......        (418)       67     (12)      (363)
                                       -------   -------   -----    -------
     Total interest income........        (716)      381      (9)      (344)
                                       -------   -------   -----    -------
     Interest expense:
      Deposits....................         272       370       8        650
      FHLB advances...............      (1,491)     (216)     84     (1,623)
                                       -------   -------   -----    -------
     Total interest expense.......      (1,219)      154      92       (973)
                                       -------   -------   -----    -------
     Net interest income (expense)     $   503   $   227   $(101)   $   629
                                       -------   -------   -----    -------
                                       -------   -------   -----    -------

PROVISION FOR ESTIMATED LOSSES ON LOANS

The provision for estimated losses on loans was $247,000 for the quarter ended June 30, 1996, compared to $209,000 for the 1995 quarter. Net charge-offs for the 1996 quarter were $528,000 compared to $192,000 for the 1995 quarter. For the comparable six month periods, the provision for estimated loan losses increased from $447,000 in 1995 to $586,000 in 1996 while net charge-offs increased from $386,000 in 1995 to $1.1 million in 1996. The 1996 net charge-offs include an increase of $316,000 in consumer and commercial loan charge-offs primarily related to increased mobile home loan charge-offs and an increase of $160,000 in foreclosed loan charge-offs. Additionally, the 1995 amount included $265,000 in recoveries in in-substance foreclosed loans. The resulting allowance for estimated losses on loans at June 30, 1996 and 1995 was $7.9 million and $8.1 million, respectively.
While management uses its best judgment in establishing the allowance for loan losses, there is no assurance that future higher provisions will not be required. SEE NONPERFORMING ASSETS AND RESTRUCTURED LOANS.

NONINTEREST INCOME

Noninterest income was $1.2 million for the quarter ended June 30, 1996, an increase of $97,000 or 8.8% over the 1995 quarter. Real estate operations losses decreased $130,000 during the comparable quarters primarily as a result of a decrease of $64,000 in expenses associated with real estate at Woodside Plantation, a decrease of $58,000 in foreclosed real estate expenses, an increase of $56,000 in net gains on sales of foreclosed real estate. These improvements were offset by an increase of $36,000 in the provision for estimated losses on foreclosed real estate. The Company experienced gains of $94,000 on sales of investment and mortgage-backed securities and loans during the 1996 quarter compared to $47,000 for the 1995 quarter due to gains recognized under the provisions of SFAS No. 121, "Accounting for Mortgage Servicing Rights", which was not in effect during the 1995 quarter. These improvements were partially offset by declines in other components of noninterest income. Checking transaction fees decreased by $50,000 or 7.7% to $597,000 for the 1996 quarter due primarily to a decrease of 9% in the checking accounts which generate these fees and financial services fees decreased by $40,000 to $220,000 in the 1996 quarter due to a decrease in sales of tax deferred annuities.

For the six months ended June 30, 1996, noninterest income increased by $726,000 or 36.1% to $2.7 million from the 1995 period. For the comparable six month periods: gains on sales of investment and mortgage-backed securities and loans increased from $81,000 in 1995 to $589,000 in 1996 due to increased levels of sales and the adoption of SFAS No. 122; losses from real estate operations decreased by $346,000 or 66.4% due primarily to decreases in foreclosed real estate expenses and losses on sales of foreclosed real estate, and; checking transaction fees decreased $133,000 or 10.0% due to decreases in fee generating accounts.

NONINTEREST EXPENSES

Noninterest expenses were $4.6 million and $4.2 million for the quarters ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996, noninterest expenses increased by $821,000 or 9.8% to $9.2 million. Compensation and employee benefits expense increased by $299,000 or 13.9% and $597,000 or 13.6% during the three and six month periods, respectively. The primary components of compensation and employee benefits are comprised as follows:

                               Three Months Ended    Six Months Ended
                               June 30    June 30    June 30  June 30
                                 1996       1995       1996     1995
                               -------    -------    -------  -------
                                            (in thousands)

Salaries and commissions        $ 2,138  $ 1,929    $ 4,228   $ 3,824
Incentive programs                  219       84        473       212
Medical and retirement              272      233        485       450
Payroll and other taxes             157      145        364       334
Other expenses                       26       28         49        52
                                -------  -------    -------   -------
                                  2,812    2,419      5,599     4,872
Capitalized costs of loan
  originations                     (356)    (262)      (619)     (489)
                                -------  -------    -------   -------
                                $ 2,456  $ 2,157    $ 4,980   $ 4,383
                                -------  -------    -------   -------
                                -------  -------    -------   -------

Salaries and benefits increased 13.9% during the quarter ended June 30, 1996, due to: a 10.9% increase in salaries and commissions arising from an increase in number of employees due to the new branches and additional loan origination commissions, a 161% increase in incentive program costs and a 16.7% increase in medical and retirement costs due to increased medical claims under the Company's self-funded group insurance plan. The increase of 35.9% in capitalized loan costs resulted from increased loan originations in the comparable quarters, continuing the 1996 trend.

During the quarter ended June 30, 1996, professional and outside service fees increased by $96,000 or 29.8% primarily due to an increase of $60,000 or 66.7% in legal expenses. Legal costs increased primarily due to a significant increase in consumer bankruptcies, increased costs related to the Company's annual shareholder meeting and related materials and the litigation costs related to two multi-defendant lawsuits which name the Bank as a co-defendant. Occupancy and equipment expenses increased by $75,000 or 11.8% primarily due to expenses associated with the new Palmetto Federal branches opened in the past eighteen months. During the second quarter of 1996, advertising and public relations expenses decreased by $101,000 or 31.0% compared to the second quarter of 1995, which included additional expenses related to the kickoff of a new campaign to position Palmetto Federal as "The Bank of Choice" in South Carolina.

During the comparable six month periods, occupancy and equipment expenses increased by $185,000 to $1.5 million primarily as a result of costs related to operating the new branches and offices opened in the last eighteen months. Professional and outside service fees increased by $101,000 or 16.9% during the comparable six month periods due to increased legal and consulting expenses. Advertising and public relations decreased by $75,000 or 15.1% during the 1996 period due to costs incurred in 1995 related to the new television, print and billboard advertising in connection with the new marketing campaign to position Palmetto Federal as "The Bank of Choice" in South Carolina.

LENDING ACTIVITIES

During the quarter ended June 30, 1996, the Company originated $63.2 million in loans compared to $43.6 million during the 1995 quarter. Year-to-date originations were $117.7 million in 1996 compared to $72.9 million in 1995, an increase of 61.4%. Originations in the Central Savannah River Area and Lowcountry markets improved significantly from 1995 to 1996 and originations in the Bank's newer markets entered during the last two years also reflected increases.

Loan originations by loan type for the quarterly and six month periods follow:

                                       Quarters           Six Months
                                    1996      1995      1996     1995
                                  -----------------   ----------------
                                              (in thousands)

Residential mortgage              $25,889   $17,090   $ 48,349  $27,620
Construction                       18,002    11,583     32,340   20,933
Second mortgage                     5,551       925     10,639    1,507
Consumer and commercial            13,766    13,970     26,323   22,836
                                  -------   -------   --------  -------
      Totals                      $63,208   $43,568   $117,651  $72,896
                                  -------   -------   --------  -------
                                  -------   -------   --------  -------

The increase in construction loan originations consisted of $3.9 million in "spec" loans, $4.0 million in single family loans and $1.4 million in nonresidential construction loans. The increase in second mortgage loan originations is primarily due to advertising featuring the CashLine II product at 7.75% with a loan-to-value ratio of up to 90%.

REAL ESTATE DEVELOPMENT ACTIVITY

The Company continues to have a significant concentration of risk related to Woodside Plantation, exclusive of loans to individual homeowners, consisting of real estate held for development, acquisition and development loans, foreclosed real estate and a 50% interest in a partnership. During the quarter ended June 30, 1996, the total carrying value of these components increased from $13.3 million to $13.5 million, due to the construction of 2 houses on lots owned by the Company.

Under the terms of the 1990 Membership Agreement with Woodside Plantation Country Club ("WPCC") assumed by the purchaser of the developed lots at Woodside Plantation, the purchaser is obligated to purchase a membership from WPCC for each lot sold in Woodside Plantation. As of June 30, 1996, the purchaser had not purchased the required memberships for 1996 lot sales due to ongoing discussions concerning the interpretation of the Agreement, however, subsequent to June 30, 1996, the purchaser paid substantially all amounts due to WPCC for membership purchases.

ASSET/LABILITY MANAGEMENT

During the six months ended June 30, 1996, management has reduced Federal
Home Loan Bank ("FHLB") advances by 31.8%. Additionally the weighted average interest rate has declined from 6.56% at December 31, 1996 to 5.88% at June 30, 1996. Palmetto Federal has $12.6 million of advances maturing in the next three months with a weighted average interest rate of 6.78%. Management currently believes it is unlikely that the reduction in advances experienced during the first six months of 1996 will be repeated in the second six months of the year.

NONPERFORMING ASSETS AND RESTRUCTURED LOANS

Nonperforming assets (nonaccrual loans and foreclosed real estate ("REO")) and restructured loans, net of specific allowances, decreased from $27.4 million or 4.2% of total assets at December 31, 1995 to $24.1 million or 3.8% of total assets at June 30, 1996. The decrease was attributable to a decrease in nonaccrual loans offset by an increase in REO. The table below sets forth the amounts and categories of Palmetto Federal's nonperforming assets and restructured loans at the dates indicated.

                                      June 30  March 31  December 31  June 30
                                        1996     1996       1995        1995
                                      -------  --------  -----------  -------
                                            (dollars in thousands)

Nonaccrual loans                      $ 5,342   $ 6,249    $ 7,856    $ 9,021
Foreclosed real estate                  8,310     9,112      8,015      8,812
Restructured loans                     10,409    10,472     11,553     15,206
                                      -------   -------    -------    -------
                                      $24,061   $25,833    $27,424    $33,039
                                      -------   -------    -------    -------
                                      -------   -------    -------    -------
General loan loss allowance
 as a percentage of the total           28.4%     27.8%      26.3%      21.1%
                                        -----     -----      -----      -----
                                        -----     -----      -----      -----
Total as a percentage of loans
 receivable, net                         4.9%      5.4%       5.9%       7.2%
                                        -----     -----      -----      -----
                                        -----     -----      -----      -----
Total as a percentage of total
 assets                                  3.8%      4.1%       4.2%       5.1%
                                        -----     -----      -----      -----
                                        -----     -----      -----      -----

Changes in the components of nonperforming assets and restructured loans during the three months ended June 30, 1996 were as follows:

                                   Nonaccrual    REO     Restructured   Total
                                     Loans                  Loans
                                  -----------  --------  ------------  -------
                                                 (in thousands)

March 31, 1996                     $  6,249   $  9,112    $ 10,472    $25,833
Performing loans which
  became nonperforming                1,500         10         210      1,720
Upgrades due to performance            (613)                   (95)      (708)
Sales                                           (1,547)                (1,547)
Net principal collections              (616)                  (164)      (780)
Charge-offs and write downs            (332)       (69)                  (401)
Net changes in allowances               (42)                   (14)       (56)
Nonaccrual loans which became REO      (804)       804                      0
                                   --------   --------    --------    -------
June 30, 1996                      $  5,342   $  8,310    $ 10,409    $24,061
                                   --------   --------    --------    -------
                                   --------   --------    --------    -------

The $1.5 million of new nonaccrual loans is comprised of several loans, none of which individually exceed $316,000. The nonaccrual loans which became REO consists primarily of several loans collateralized by single family houses, none exceeding $141,000.

The $1.5 million of REO sold consisted of one commercial parcel of 24.3 acres in Ohio with a carrying value of $425,000, sold at a minor loss, and several other properties, none of which had a carrying value greater than $158,000.

The Bank's total criticized assets include its nonperforming assets and restructured loans of $24.1 million as well as its potential problem loans of $16.4 million. The following table summarizes the Bank's criticized assets as of the dates indicated:

                       June 30   March 31   December 31   June 30
                         1996      1996         1995        1995
                       -------   --------   -----------   --------
                                   (in thousands)

Special mention        $15,173   $14,437      $ 9,867     $ 3,664
Substandard             23,912    24,665       25,450      31,881
Doubtful                    29       116            0           0
Loss                     1,331     1,266        1,462       1,243
                       -------   -------      -------     -------
                       $40,445   $40,484      $36,779     $36,788
                       -------   -------      -------     -------
                       -------   -------      -------     -------

LIQUIDITY

Palmetto Federal's principal sources of funds are deposits, loan repayments, proceeds from sales and principal payments of invest- ment and mortgage-backed securities and loans, FHLB advances, other borrowings, and retained earnings. The liquidity of Palmetto Federal's operations is measured by the ratio of cash and short-term investments as defined by the OTS regulations to the sum of savings and borrowings payable in one year, less loans on savings. The Bank's average liquidity level for June 1996 was 6.2% which was in excess of the required amount of 5.0%.

REGULATORY MATTERS

As of June 30, 1996 Palmetto Federal's regulatory capital was 7.2% tangible capital, 7.2% core capital and 11.5% risk-based capital, exceeding both the regulatory minimum levels and the well capitalized standards. On July 1, 1996, the deduction to regulatory capital for the investment in nonincludable subsidiaries increased from 60% to 100% resulting in a decrease of $2.6 million in each of the regulatory capital measures. Management expects Palmetto Federal to continue to be well capitalized after this change.

Part II.  Other Information

Item 4.  Submission of Matters To a Vote of Security Holders

    The results of the 1996 PALFED Annual Meeting of Shareholders held on April 25, 1996, were previously reported in the Form 10-Q for the quarter ended March 31, 1996.

Item 5.  Other Information

    (a) Supervisory Goodwill Suit.  On July 1, 1996, in U.S v. WINSTAR the
                                                               -------
    United States Supreme Court held that three federal thrifts could seek damages against the United States for breach of contract arising out of the government's agreement to permit federal thrifts to use supervisory goodwill and other capital credits in computing their regulatory capital.

    In August 1995, the Company and Palmetto Federal filed suit against the United States seeking damages arising out of the breach of agreements for the inclusion of supervisory goodwill in Palmetto Federal's regulatory capital. The Company's suit relates to the 1982 acquisition by Palmetto Federal of First Federal Savings and Loan Association of Beaufort and the supervisory goodwill arising from that acquisition. Although the Supreme Court's decision in WINSTAR means the Company's suit may proceed, no
                        -------
    prediction can be made as to whether the suit will be successful, or if successful, what damages may be awarded.

    (b) Forward looking information.

    This Quarterly Report on Form 10-Q, other periodic reports filed by the Company under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of the Company may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other beliefs, and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

    (1) Possible changes in economic and business conditions and in monetary and fiscal policies that may affect the prevailing interest rates, the rate of inflation, or the amount of growth, stagnation, or recession in the United States, southeastern United States, and South Carolina economies, the value of investments, collectability of loans, and the profitability of business entities;

    (2) Possible changes in laws and regulations, and other activities of governments, agencies and similar organizations;

    (3) The effects of easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies, and finance companies, and attendant changes in patterns and effects of competition in the financial services industry;

    (4) The success of legislative efforts to resolve the problems of the Savings Institution Insurance Fund and the related deposit insurance premium disparity between thrifts and commercial banks;

    (5) The cost and other effects of legal and administrative cases and proceedings, claims, settlements, and judgments; and

    (6) The ability of the Company to achieve earnings expectations, which depends on a variety of factors, including (i) continued reduction in the Company's levels of nonperforming assets and restructured loans and in the Company's ability to reduce its investments in real estate; (ii) the continued growth of the markets in which the Company operates consistent with recent historical experience, (iii) asset quality and litigation contingencies; (iv) uncertainties concerning further reduction in employment at the Department of Energy Savannah River Site located in the Company's principal market area; and (v) the Company's ability to expand into new markets and to maintain profit margins in the face of pricing pressures.

    The words "believe", "expect", "anticipate", "project' and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of the Company. Any such statement speaks only as of the date the statements made, and the Company undertakes no obligation to update or revise any forward looking statements.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

    Exhibit 11.1   Statement regarding computation of per share data.

    (b)  Reports on Form 8-K.

    The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PALFED, INC.
                                        ------------

                                        (Registrant)



Date:    August 12, 1996                /s/  John C. Toutman
         -----------------              -----------------------
                                        John C. Troutman
                                        President and Chief
                                        Executive Officer



Date:    August 12, 1996                /s/  Darrell R. Rains
         ---------------                -----------------------
                                        Darrell R. Rains
                                        Executive Vice President
                                        and Chief Financial
                                        Officer



Date:    August 12, 1996                /s/  Michael B. Smith
         ---------------                ------------------------
                                        Michael B. Smith
                                        Senior Vice President
                                        and Controller