Form 10-Q
period 1996-09-30
PALFED INC
filed 1996-11-14
CIK 793075

                            FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

             -----------------------------------


          Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarter ended                 SEC Commission File
September 30, 1996                    Docket Number 0-15334
---------------------                 ---------------------


                      PALFED, INC.
----------------------------------------------------------
        (Exact name of registrant as specified in its charter)


South Carolina                            57-0821295
---------------------                     ----------------------
(State or other jurisdiction o             (IRS Employer
incorporation or organization)             identification
                                           number)


107 Chesterfield Street South
-----------------------------
Aiken, South Carolina                             29801
---------------------                             -----
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

             Yes..X...                  NO......

There were 5,227,739 shares of Common Stock outstanding on September 30, 1996.

                          PALFED, Inc.
             ----------------------------------------
                 Quarterly Report on Form 10-Q
             For The Quarter Ended SEPTEMBER 30, 1996

                        Table of Contents
                        -----------------


PART I - FINANCIAL INFORMATION
-------------------------------
Item                                                     Page
----                                                     ----
1.  Financial Statements

      Consolidated Statements of Financial
      Condition as of September 30, 1996
      and December 31, 1995.                              3

      Consolidated Statements of Operations
      for the Three and Nine Months Ended
      September 30, 1996 and 1995.                        4

      Consolidated Statements of Cash
      Flows for the Three and Nine Months Ended
      September 30, 1996 and 1995.                        5

      Notes to Consolidated Financial Statements          6

2.  Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                          9

PART II - OTHER INFORMATION
---------------------------

Item
-----

4.  Submission of Matters To a Vote of
      Security Holders                                   17

5.  Other Information                                    17

6.  (a) Exhibits                                         17
    (b) Reports on Form 8-K                              17

Exhibit 11.1                                             18

SIGNATURES                                               19

Consolidated Statements of Financial Condition
(Unaudited)

PALFED, Inc. and Subsidiaries                     September 30       December 31
-----------------------------                           1996         1995
                                                        ----         ----
                                             (in thousands, except share data)
ASSETS

Cash and due from banks                               $11,291           $15,471
Interest-bearing deposits with other banks              4,133             5,854
Investment and mortgage-backed securities:
   Available-for-sale                                  31,805            55,550
   Held-to-maturity                                    61,266            62,293
Loans receivable, net                                 508,649           464,281
Investment in real estate, net                         15,282            14,448
Investment in Federal Home Loan Bank stock             10,884            10,884
Premises and equipment, net                             5,902             5,350

Accrued interest, net of allowance of
$512 and $1,052, respectively                           3,943             4,256
Other assets                                            6,747             7,637
                                                      -------           -------
                                                     $659,902          $646,024
                                                      -------           -------
                                                      -------           -------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Noninterest-bearing accounts                   $28,701           $27,333
       Savings and NOW accounts                       113,220           105,329
       Certificates of deposit                        373,011           363,193
      Accrued interest payable                          6,427               891
                                                      -------           -------
        Total deposits                                521,359           496,746
Federal Home Loan Bank advances                        73,700            91,500
Other liabilities                                      12,039             6,293
                                                      -------           -------
           Total liabilities                          607,098           594,539
                                                      -------           -------

Commitments and contingencies

Stockholders' equity:
  Common stock, $1.00 par value; authorized
   10,000,000 shares; 5,227,739 and 5,142,166
   shares issued; 5,227,739 and 5,101,297
   shares outstanding, respectively                     5,228             5,142
  Additional paid-in capital                           28,095            26,904
    Retained earnings                                  21,559            20,626
  Unamortized deferred compensation relating
            to incentive stock grants                 (1,165)
Unrealized loss on debt securities, net of
        income tax benefit of $552 and $456,
        respectively                                    (913)             (884)
  Treasury stock, at cost (40,869 shares)                 ___             (303)
                                                      -------           -------
        Total stockholders' equity                     52,804            51,485
                                                      -------           -------
                                                     $659,902          $646,024
                                                      -------           -------
                                                      -------           -------


    The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
(Unaudited)


                                              For the Three Months Ended          For the Nine Months Ended
PALFED, Inc.                                   Sept 30          Sept 30           Sept 30           Sept 30
and Subsidiaries                                1996             1995              1996              1995
                                                            (in thousands, except per share data)
Interest income:
  Loans receivable                            $11,055           $10,407           $32,209           $30,267
  Mortgage-backed securities                    1,081             1,524             3,244             4,962
  Investment securities                           570               795             1,857             2,385
  Other                                            58                94               182               278
                                               ------            ------            ------            ------
       Total interest income                   12,764            12,820            37,492            37,892
                                               ------            ------            ------            ------

Interest expense:
  Deposits                                      6,159             6,188            18,199            17,578
  Other borrowings                                870             1,538             3,100             5,391
                                               ------            ------            ------            ------
      Total interest expense                    7,029             7,726            21,299            22,969
                                               ------            ------            ------            ------

Net interest income                             5,735             5,094            16,193            14,923
Provision for estimated losses
  on loans                                        313               451               899               898
                                               ------            ------            ------            ------
Net interest income after provision
  for estimated loan losses                     5,422             4,643            15,294            14,025

Noninterest income:
  Checking transaction fees                       611               638             1,812             1,972
  Financial services fees                         209               217               664               635
  Late charge and other fees                       77               116               353               396
  Gain on sales of investment and
    mortgage-backed securities
    and loans                                     177               172               766               253
  Real estate operations                         (288)             (342)             (463)             (863)
  Other                                           288               191               677               608
                                               ------            ------            ------            ------
     Total noninterest income                   1,074               992             3,809             3,001
                                               ------            ------            ------            ------

Noninterest expenses:
  Compensation and employee benefits            2,449             2,148             7,429             6,531
  Occupancy and equipment                         764               667             2,228             1,946
  Federal insurance premiums and
    assessments                                 3,657               355             4,364             1,039
  Professional and outside service
    fees                                          335               260             1,035               859
  Data processing                                 208               222               626               659
  Advertising and public relations                139                69               562               567
  Other                                           375               227               864               708
                                               ------            ------            ------            ------
     Total noninterest expenses                 7,927             3,948            17,108            12,309
                                               ------            ------            ------            ------
Income (loss) before provision
  (benefit) for income taxes                   (1,431)            1,687             1,995             4,717
Provision (benefit) for income
  taxes                                          (453)              619               749             1,663
                                               ------            ------            ------            ------
Net income (loss)                             $  (978)          $ 1,068           $ 1,246           $ 3,054
                                               ------            ------            ------            ------
                                               ------            ------            ------            ------
Earnings (loss) per share                     $ (0.19)          $  0.21           $  0.24           $  0.59
                                               ------            ------            ------            ------
                                               ------            ------            ------            ------


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

PALFED, Inc.                                            For the nine months ended Sept 30,
and Subsidiaries                                                1996              1995
                                                                (in thousands)
Operating Activities:
  Cash flows from operating activities :
    Net income                                                   $ 1,246           $ 3,054
Adjustments to reconcile net income to cash
      provided by operations:
       Depreciation                                                  596               589
       Amortization of goodwill and intangibles,
         loan fees, deferred income, and
         premiums and discounts                                       46               149
       Provision for estimated losses on loans,
          real estate and accrued interest receivable              1,648             2,125
       (Gain) loss on sales of real estate                          (230)             (297)
       Gain on sales of loans                                       (474)             (346)
       (Gain) loss on sale of assets available for sale             (293)               93
       Changes in:
           Accrued interest receivable, net                         (259)           (1,188)
           Accrued interest payable                                5,536             6,237
           Other assets                                              424             1,570
           Other liabilities (excluding deferred
               income)                                             5,161             1,436
       Other, net                                                  1,163               158
                                                                  ------            ------
          Net cash provided by operating activities               14,564            13,580
                                                                  ------            ------
Investing activities:
   Cash flows from investing activities :
     Purchases of investment and mortgage-backed
       securities                                                 (6,852)
     Principal payments and maturities of investment
       and mortgage-backed securities                              8,005            10,781
     Purchases of assets available-for-sale                       (7,998)           (9,754)
     Principal collections on assets available-
       for-sale                                                   12,641             3,458
     Proceeds from sales of assets available-for-sale             57,001            50,023
     Loans originated (net of payments received)                 (85,939)          (41,822)
     Proceeds from sales of foreclosed real estate                 2,419             2,683
     Purchase of premises and equipment                           (1,143)             (749)
     Other, net                                                     (407)             (215)
                                                                  ------            ------
          Net cash provided (used) by investing
activities                                                       (22,273)           14,405
                                                                  ------            ------
Financing activities:
   Cash flows from financing activities :
     Net increase in deposit accounts                             19,077            13,729
     Proceeds from FHLB advances and other
       borrowed money                                             84,900            35,000
     Repayments of FHLB advances and other
       borrowed money                                           (102,700)          (82,000)
     Payment  of cash dividend                                      (313)
     Treasury stock issued                                           108
     Other, net                                                      736             1,323
                                                                  ------            ------
          Net cash provided (used) by financing
            activities
                                                                   1,808           (31,948)
Net decrease in cash and cash equivalents                         (5,901)           (3,963)
Cash and  cash  equivalents, beginning of period                  21,325            18,331
                                                                  ------            ------
Cash and cash equivalents, end of period                         $15,424           $14,368
                                                                  ------            ------
                                                                  ------            ------
Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest                                                    $15,763           $16,732
     Income taxes                                                  1,217               800
  Supplemental schedule of noncash investing and
    financing activities:
   Securitizations of mortgage loans                             $17,312           $19,931
   Real estate acquired through foreclosure                        4,471             7,529
   Financed sales of foreclosed real estate                        1,677             5,430
   Issuance of common stock as compensation                           81                77


The accompanying notes are an integral part of these consolidated financial statements.

                 PALFED, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The accounting and reporting policies of PALFED, Inc. and Subsidiaries (the "Company") conform to generally accepted accounting principles and to general practice within the thrift industry. They reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. These adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements, the related notes, and the report of independent accountants included in the Company's Annual Report to Shareholders for the year ended December 31, 1995. The year end consolidated statement of financial condition data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for a full year.

RECLASSIFICATIONS

Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.


2. INVESTMENT AND MORTGAGE-BACKED SECURITIES

Investment and mortgage-backed securities are summarized as follows:

                                 September 30, 1996    December 31, 1995
                                 ------------------    -----------------

                                 Amortized   Fair     Amortized    Fair
                                    Cost     Value      Cost       Value
                                 ---------  -------   ---------   -------
                                            (in thousands)
Available-for-sale
------------------
Investment securities            $ 19,499  $ 19,141    $ 31,230   $ 31,060
Mortgage-backed securities         12,636    12,664      24,383     24,490
                                 --------  --------    --------   --------
                                 $ 32,135  $ 31,805    $ 55,613   $ 55,550
                                 --------  --------    --------   --------
                                 --------  --------    --------   --------

Held-to-maturity
----------------
Investment securities            $  6,960  $  6,897    $  8,940   $  8,879
Mortgage-backed securities         54,306    54,375      53,353     54,691
                                 --------  --------    --------   --------
                                 $ 61,266  $ 61,272    $ 62,293   $ 63,570
                                 --------  --------    --------   --------
                                 --------  --------    --------   --------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 3. LOANS RECEIVABLE

Loans receivable are summarized as follows at the indicated dates:

                                            September 30    December 31
                                                1996           1995
                                            ------------    -----------
                                                    (in thousands)
Loan collateralized by real estate:
  Permanent residential mortgage              $231,868       $207,671
  Construction                                  53,881         38,114
  Second mortgage                               56,073         52,313
  Commercial                                   137,917        128,051
Loans collateralized by other property:
  Consumer                                      36,882         39,585
  Commercial                                    13,924         16,080
Loans collateralized by savings accounts         4,502          4,769
                                              --------        --------
                                               535,047        486,583
Less:
  Loans in process                             (17,493)       (13,141)
  Unamortized yield adjustments                 (1,107)          (744)
  Allowance for estimated losses                (7,798)        (8,417)
                                              --------        --------
                                              $508,649       $464,281
                                              --------        --------
                                              --------        --------

Changes in the allowance for estimated loan losses are summarized as follows for the quarters and nine months ended September 30:

                                      Quarters           Nine Months
                                    1996      1995      1996     1995
                                  -----------------   ----------------
                                              (in thousands)

Balance, beginning of period      $ 7,914   $ 8,077   $ 8,417  $ 8,212
Provisions                            313       451       899      898
Charge-offs                          (521)     (432)   (1,867)  (1,255)
Recoveries                             92       124       349      496
Reclassifications                               131
                                  -------   -------   -------  -------
Balance, end of period            $ 7,798   $ 8,351   $ 7,798  $ 8,351
                                  -------   -------   -------  -------
                                  -------   -------   -------  -------


At September 30, 1996 the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totalled approximately $10.3 million, of which $5.5 million related to loans with a corresponding valuation allowance of $1.0 million. The impaired loans at September 30. 1996, were measured for impairment using the fair value of the collateral as substantially all of these loans were collateral dependent. For the nine months ended September 30, 1996, the average recorded investment in impaired loans was approximately $11.5 million. The interest income recognized on impaired loans during the nine months ended September 30, 1996 was $550,000. Impaired loans are summarized as follows:
                                 Sept. 30   Dec. 31
                                     1996      1995
                                  ---------  ---------
                                    (in thousands)

Construction loans                  $   775   $   844
Commercial real estate loans          9,248    11,300
Residential mortgage                    231       899
                                    -------    -------
                                    $10,254   $13,043
                                    -------    -------
                                    -------    -------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INCOME TAXES

The "Small Business Job Protection Act of 1996" tax bill signed by the President in August 1996 repealed the bad debt reserve method for thrifts effective January 1, 1996. Prior to the repeal of the bad debt reserve provision, thrifts generally received more favorable tax deductions for bad debts. The legislation forgives recapture of bad debt reserves taken through 1987, but requires thrifts to recapture or repay bad debt deductions taken after 1987 over 6 years beginning in 1996. Thrifts meeting certain home mortgage lending tests will be allowed to defer repayment for an additional 2 years.

As of December 31, 1995, PALFED's bad debt reserves subject to recapture, for which deferred taxes have previously been provided, totalled $3.0 million. The Company is obtaining the necessary data to determine whether it will qualify for the additional 2 year deferral.

5. COMMITMENTS AND CONTINGENCIES

The Company has salary continuation agreements with nine officers which grant these officers the right to receive up to three times their average annual compensation for the five years preceding a change of control of the Company and a change of duties or salary for such officers. The maximum contingent liability under these agreements is approximately $2.5 million at September 30, 1996.

Concurrent with the 1990 sale of the Woodside Plantation Country Club ("WPCC"), the Company had entered into an agreement with WPCC to purchase club memberships
through December 31, 2000.   In 1993, the purchaser of the remaining lots and
certain other real estate at Woodside Plantation assumed the Company's obligations under this agreement, however, the Company remains contingently liable under this agreement. The Company's maximum contingent liability over the remaining term of the agreement, which is directly related to the number of lot sales at Woodside Plantation, is approximately $1.5 million.

6. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The amounts of financial instruments with off-balance-sheet risk are as follows at the dates indicated:

                                       September 30     December 31
                                           1996            1995
                                       ------------     -----------
                                              (in thousands)
Financial instruments whose contract
  amounts represent credit risk:

  Commitments to originate loans:       $ 36,943         $ 13,460
                                       ---------        ---------
                                       ---------        ---------
  Unused lines of credit:               $ 35,938         $ 31,639
                                       ---------        ---------
                                       ---------        ---------
  Standby letters of credit             $    531         $    713
                                       ---------        ---------
                                       ---------        ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As a result of a special $3.3 million charge to recapitalize the Savings Association Insurance Fund, the Company incurred a net loss of $1.0 million or $0.19 per common share for the three months ended September 30, 1996 compared to earnings of $1.1 million or $0.21 per common share for the three months ended September 30, 1995. The net earnings for the nine months ended September 30, 1996 were $1.2 million or $0.24 per common share compared to $3.1 million or $0.59 per common share for the comparable period in 1995. The decrease in quarterly and year-to-date earnings resulted from a special assessment of $3.3 million to recapitalize the SAIF which was enacted by the United States Congress on September 30, 1996.

In September, Palmetto Federal opened its 20th and 21st branches in Lexington and Mt. Pleasant, South Carolina. The Mt. Pleasant branch is the Bank's third in the Charleston, South Carolina area and the Lexington branch is the second in the Columbia, South Carolina market area.

COMPARISON OF 1996 AND 1995 OPERATING RESULTS

NET INTEREST INCOME

Net interest income was $5.7 million for the quarter ended September 30, 1996, an increase of $641,000 or 12.6% compared to the quarter ended September 30, 1995. Total interest income decreased $56,000 due to a decrease of $ 7.2 million or 1.2% in the level of average interest-earning assets caused by increased sales of investment and mortgage-backed securities which occurred earlier in 1996, partially offset by an increase in the yield on these assets from 8.43% during the 1995 quarter to 8.49% during the 1996 quarter. Total interest expense decreased $697,000 due to a decrease in the rate paid on average interest-earning liabilities from 5.21% during the 1995 quarter to 4.81% during the 1996 quarter and a decrease of $9.3 million or 1.6% in the level of interest-bearing liabilities.

For the nine months ended September 30, 1996, net interest income increased by $1.3 million or 8.5% to $16.2 million compared to the nine months ended September 30, 1995. Total interest income decreased $400,000 or 1.1%, while total interest expense decreased $1.7 million or 7.3% from the 1995 period.

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

                                             Interest                   Interest
                                             Income/   Yield/           Income/   Yield/
Nine Months Ended September 30,      1996    Expense   Rate     1995    Expense    Rate
----------------------------------------------------------------------------------------
Average Interest-Earning:
  Assets:
    Interest-bearing deposits      $  3,482   $   182   5.17%  $  6,534   $   278   5.68%
    Loans receivable                483,393    32,209   8.88    455,520    30,267   8.86
    Mortgage-backed securities       64,741     3,244   6.68     99,713     4,962   6.63
    Total investments                30,574     1,266   5.52     43,422     1,795   5.51
    FHLB stock                       10,884       591   7.20     10,884       590   7.23
----------------------------------------------------------------------------------------
    Total                           593,074    37,492   8.43%   616,073    37,892   8.20%
----------------------------------------------------------------------------------------

  Liabilities:
    Retail savings deposits        $ 32,103   $   619   2.58%  $ 31,039   $   629   2.71%
    Retail time deposits            372,286    16,233   5.82    364,781    15,668   5.74
    Demand deposits                 104,621     1,347   1.72     98,785     1,281   1.73
    FHLB Advances                    68,590     3,100   6.04    108,235     5,391   6.66
----------------------------------------------------------------------------------------
    Total                           577,600    21,299   4.93%   602,840    22,969   5.09%
----------------------------------------------------------------------------------------

Net interest income                           $16,193                     $14,923
                                              -------                     -------
                                              -------                     -------
       Net interest margin                              3.50%                       3.11%
                                                        ----                        ----
                                                        ----                        ----
       Net yield                                        3.64%                       3.23%
                                                        ----                        ----
                                                        ----                        ----

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

                                          For The Nine Months Ended
                                      September 1996 vs. September 1995
                                            Increase (Decrease)
                                     ----------------------------------
                                                        Rate/
                                     Volume     Rate    Volume    Total
                                     ------   -------   ------    -----
                                                 (in thousands)
Changes in:
     Interest income:
      Loans receivable............  $ 1,855   $    82   $   5    $ 1,942
      Mortgage-backed securities..   (1,743)       38     (13)    (1,718)
      Investments and other.......     (696)       96     (24)      (624)
                                    -------   -------   -----    -------
     Total interest income........     (584)      216     (32)      (400)
                                    -------   -------   -----    -------
     Interest expense:
      Deposits....................      522        96       3        621
      FHLB advances...............   (1,970)     (506)    185     (2,291)
                                    -------   -------   -----    -------
     Total interest expense.......   (1,448)     (410)    188     (1,670)
                                    -------   -------   -----    -------
     Net interest income (expense)  $   864   $   626   $(220)   $ 1,270
                                    -------   -------   -----    -------
                                    -------   -------   -----    -------

PROVISION FOR ESTIMATED LOSSES ON LOANS

The provision for estimated losses on loans was $313,000 for the quarter ended September 30, 1996, compared to $451,000 for the 1995 quarter. Net charge-offs for the 1996 quarter were $429,000 compared to $308,000 for the 1995 quarter. For the comparable nine month periods, the provision for estimated loan losses remained unchanged at $0.9 million while net charge-offs increased from $759,000 in 1995 to $1.5 million in 1996. The 1996 net charge-offs include an increase of $329,000 or 68.5% in consumer loans primarily related to increased mobile home loan charge-offs and an increase of $185,000 in foreclosed mortgage loan charge-offs. Additionally, 1995 charge-offs were reduced by $265,000 in recoveries for in-substance foreclosed loans. Although charge-offs have increased for the nine month period, the Company has not increased the provision for estimated loan losses because of the overall decline in its nonperforming assets and restructured loans, and the decline in the level of assets classified as substandard during the twelve months ended September 30, 1996. The resulting allowance for estimated losses on loans at September 30, 1996 and 1995 was $7.8 million and $8.4 million, respectively. While management uses its best judgment in establishing the allowance for loan losses, there is no assurance that future higher provisions will not be required. SEE NONPERFORMING ASSETS AND RESTRUCTURED LOANS.

NONINTEREST INCOME

Noninterest income was $1.1 million for the quarter ended September 30, 1996, an increase of $82,000 or 8.3% over the 1995 quarter. Other noninterest income increased by $97,000 or 50.8% during the comparable quarters primarily due to the collection of $100,000 in interest from the Internal Revenue Service related to an income tax refund. Real estate operations losses decreased by $54,000 during the comparable quarters primarily as a result of a decrease of $142,000 in foreclosed real estate expenses, a decrease of $109,000 in the provision for estimated losses on foreclosed real estate and an increase of $50,000 in profits from partnerships, partially offset by a decrease of $235,000 in net gains on sales of foreclosed real estate. These improvements were offset by a decrease of $39,000 in late charge and other fees.

For the nine months ended September 30, 1996, noninterest income increased by $808,000 or 26.9% to $3.8 million from the 1995 period. For the comparable nine month periods: gains on sales of investment and mortgage-backed securities and loans increased from $253,000 in 1995 to $766,000 in 1996 due to increased levels of sales and gains of $260,000 resulting from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 122; losses from real estate operations decreased by $400,000 or 46.3% due primarily to decreases in foreclosed real estate expenses and provisions for estimated losses on foreclosed real estate, and; checking transaction fees decreased $160,000 or 8.1% due to decreases in fee generating accounts. Management currently anticipates that new branches opened in 1996 will generate additional fee income.

NONINTEREST EXPENSES

Noninterest expenses were $7.9 million (or $4.6 million without the SAIF assessment) and $3.9 million for the quarters ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996, noninterest expenses increased by $4.8 million or 39.0% to $17.1 million (or increased by $1.6 million to $13.8 million without the SAIF assessment).

Compensation and employee benefits expense increased by $301,000 or 14.0% and $898,000 or 13.7% during the three and nine month periods, respectively. The primary components of compensation and employee benefits are comprised as follows:

                              Three Months Ended   Nine Months Ended
                              Sept. 30  Sept. 30  Sept. 30  Sept. 30
                                1996      1995      1996      1995
                              --------  --------  --------  --------
                                          (in thousands)

Salaries and commissions       $ 2,127  $ 1,967   $ 6,355   $ 5,791
Incentive programs                 218      127       691       339
Medical and retirement             217      170       702       620
Payroll and other taxes            142      132       506       466
Other expenses                      29       25        78        77
                              --------  --------  --------  --------
                                 2,733    2,421     8,332     7,293
Capitalized costs of loan
  originations                    (284)    (273)     (903)     (762)
                              --------  --------  --------  --------
                               $ 2,449  $ 2,148   $ 7,429   $ 6,531
                              --------  --------  --------  --------
                              --------  --------  --------  --------

Salaries and benefits increased 14.0% during the quarter ended September 30, 1996, due to: an 8.1% increase in salaries and commissions arising from an increase in number of employees due to the new branches, a 71.6% increase in incentive program costs and a 27.6% increase in medical and retirement costs due to increased medical claims under the Company's self-funded group insurance plan.

During the quarter ended September 30, 1996, professional and outside service fees increased by $75,000 or 28.8% primarily due to an increase of $31,000 or 35.6% in legal expenses. Occupancy and equipment expenses increased by $97,000 or 14.5% primarily due to expenses of $74,000 associated with the 4 new Palmetto Federal branches opened in the past 12 months. During the third quarter of 1996, advertising and public relations expenses increased by $70,000 or 101.4% compared to the third quarter of 1995, which included a reversal of a $50,000 marketing expense which had been previously accrued in the second quarter of 1995. Finally, other noninterest expense increased by $148,000 or 65.2% due primarily to an estimated loss of $145,000 on a commercial checking account.

During the comparable nine month periods, occupancy and equipment expenses increased by $282,000 to $2.2 million primarily as a result of costs related to operating the new branches and offices opened in the last 12 months. Professional and outside service fees increased by $176,000 or 20.5% during the comparable nine month periods due to increased legal and consulting expenses and other noninterest expenses increased $156,000 or 22.0% due primarily to the aforementioned loss on a commercial checking account.

INCOME TAXES

The "Small Business Job Protection Act of 1996" tax bill signed by the President in August 1996 repealed the bad debt reserve method for thrifts effective January 1, 1996. Prior to the repeal of the bad debt reserve provision, thrifts generally received more favorable tax deductions for bad debts. The legislation forgives recapture of bad debt reserves taken through 1987, but requires thrifts to recapture or repay bad debt deductions taken after 1987 over 6 years beginning in 1996. Thrifts meeting certain home mortgage lending tests will be allowed to defer repayment for an additional 2 years.

As of December 31, 1995, PALFED's bad debt reserves subject to recapture, totalled $3.0 million. Because deferred taxes have previously been provided on these reserves, this recapture will not impact the Company's earnings. The Company is obtaining the necessary data to determine whether it will qualify for the additional 2 year deferral.

LENDING ACTIVITIES

During the quarter ended September 30, 1996, the Company originated $56.3 million in loans compared to $43.2 million during the 1995 quarter.
Year-to-date originations were $173.9 million in 1996 compared to $116.1 million in 1995, an increase of 49.8%. Quarterly originations in the Central Savannah River Area and Lowcountry markets improved by 18% from 1995 to 1996 and originations in the Lexington/Columbia market improved by 84%.

Loan originations by loan type for the quarterly and nine month periods follow:

                                      Quarters           Nine Months
                                    1996      1995      1996      1995
                                  -----------------   ------------------
                                              (in thousands)

Residential mortgage              $20,551   $21,882   $ 68,899  $ 43,561
Construction                       14,623     8,086     46,963    29,019
Second mortgage                     4,078       642     14,716     2,150
Consumer                            6,627     7,044     18,490    22,961
Commercial                         10,420     5,570     24,882    18,429
                                  -------   -------   --------  --------
     Totals                       $56,299   $43,224   $173,950  $116,120
                                  -------   -------   --------  --------
                                  -------   -------   --------  --------

REAL ESTATE DEVELOPMENT ACTIVITY

The Company continues to have a significant concentration of risk related to Woodside Plantation, exclusive of loans to individual homeowners, consisting of real estate held for development, acquisition and development loans, foreclosed real estate and a 50% interest in a partnership. During the quarter ended September 30, 1996, the total carrying value of these components decreased from $13.5 million to $13.2 million due primarily to repayment of loans resulting from lot sales.

ASSET/LIABILITY MANAGEMENT

During the quarter ended September 30, 1996, management increased the level of Federal Home Loan Bank ("FHLB") advances by 15% to $73.7 million in order to help fund loan originations. However, for 1996, management has reduced FHLB advances by 19.5% through increased deposits and sales of lower yielding mortgage-backed and investment securities. Additionally, the weighted average interest rate on advances has declined from 6.56% at December 31, 1995 to 5.75% at September 30, 1996. Palmetto Federal has $6.8 million of advances maturing in the next three months with a weighted average interest rate of 6.05%.

NONPERFORMING ASSETS AND RESTRUCTURED LOANS

Nonperforming assets (nonaccrual loans and foreclosed real estate ("REO")) and restructured loans, net of specific allowances, decreased from $27.4 million or 4.2% of total assets at December 31, 1995 to $22.7 million or 3.4% of total assets at September 30, 1996. The decrease was attributable to a decrease in nonaccrual loans offset by an increase in REO. The table below sets forth the amounts and categories of Palmetto Federal's nonperforming assets and restructured loans at the dates indicated.

                                      Sept. 30  June 30   December 31  Sept. 30
                                        1996      1996       1995        1995
                                      --------  --------  -----------  --------
                                              (dollars in thousands)

Nonaccrual loans                      $ 3,309   $ 5,342    $ 7,856     $ 8,136
Foreclosed real estate                  8,884     8,310      8,015       7,937
Restructured loans                     10,532    10,409     11,553      13,011
                                      -------   -------   --------     -------
                                      $22,725   $24,061    $27,424     $29,084
                                      -------   -------   --------     -------
                                      -------   -------   --------     -------
General loan loss allowance
 as a percentage of the total           29.6%     28.4%      26.3%       24.5%
                                      -------   -------   --------     -------
                                      -------   -------   --------     -------
Total as a percentage of loans
 receivable, net                         4.5%      4.9%       5.9%        6.4%
                                      -------   -------   --------     -------
                                      -------   -------   --------     -------
Total as a percentage of total assets    3.4%      3.8%       4.2%        4.5%
                                      -------   -------   --------     -------
                                      -------   -------   --------     -------

Changes in the components of nonperforming assets and restructured loans during the three months ended September 30, 1996 were as follows:

                                  Nonaccrual    REO     Restructured   Total
                                   Loans                 Loans

                                ----------  --------  ------------  -------
                                                (in thousands)

June 30, 1996                     $   5,342   $  8,310    $ 10,409    $24,061
Performing loans which
  became nonperforming                1,330        356         379      2,065
Upgrades due to performance          (1,381)                           (1,381)
Sales                                           (1,115)                (1,115)
Net principal collections              (223)                  (256)      (479)
Charge-offs and write downs            (219)                             (219)
Net changes in allowances               (60)      (147)                  (207)
Nonaccrual loans which became REO    (1,480)     1,480                      0
                                  ---------   --------    --------    -------
September 30, 1996                 $  3,309   $  8,884    $ 10,532    $22,725
                                  ---------   --------    --------    -------
                                  ---------   --------    --------    -------

The $1.3 million in new nonaccrual loans comprises several loans, none of which individually exceeds $298,000. The nonaccrual loans which became REO consists primarily of a $714,000 commercial loan to a local asphalt company and a single family mortgage loan of $557,000.

The $1.1 million of REO sold consisted of several properties, primarily single family homes, none of which had a carrying value greater than $142,000.

The Bank's total criticized assets include its nonperforming assets and restructured loans of $22.7 million as well as its potential problem loans of $15.4 million. The following table summarizes the Bank's criticized assets as of the dates indicated:

                       Sept. 30   June 30    Dec. 31   Sept. 30
                         1996      1996       1995       1995
                       --------   -------   --------   --------
                                  (in thousands)

Special mention        $14,523    $15,173   $ 9,867    $ 8,194
Substandard             22,181     23,912    25,450     29,903
Doubtful                     0         29         0         15
Loss                     1,438      1,331     1,462      1,366
                       -------    -------   -------    -------
                       $38,142    $40,445   $36,779    $39,478
                       -------    -------   -------    -------
                       -------    -------   -------    -------


LIQUIDITY

Palmetto Federal's principal sources of funds are deposits, loan repayments, proceeds from sales and principal payments of investment and mortgage-backed securities and loans, FHLB advances, other borrowings, and retained earnings. The liquidity of Palmetto Federal's operations is measured by the ratio of cash and short-term investments as defined by the OTS regulations to the sum of savings and borrowings payable in one year, less loans on savings. The Bank's average liquidity level for September 1996 was 6.1% which was in excess of the required amount of 5.0%.

REGULATORY MATTERS

ECONOMIC GROWTH AND REGULATORY PAPERWORK REDUCTION ACT OF 1996

On September 30, 1996, the President signed legislation to recapitalize the SAIF through a special assessment to bring it up to the same reserve level as the Bank Insurance Fund ("BIF"). This assessment is 65.7 basis points per $100 of deposits as of March 31, 1995 which equates to $3.3 million for Palmetto Federal. The special assessment is tax deductible. Once the SAIF is recapitalized, the FDIC is expected to reduce deposit insurance premiums placing thrifts on an equal basis with BIF members.

In addition, the costs of the Financing Corporation ("FICO") bonds will be shared by the bank and thrift industries. Previously, the thrifts paid the entire cost of these bond payments. It is currently estimated that banks and thrifts will pay 1.29 cents and 6.44 cents, respectively, per $100 of deposits. After January 1, 2000, both banks and thrifts will pay 2.43 cents per $100 of deposits. These rates are only for FICO interest and further premiums could be assessed. Finally, the legislation contained regulatory provisions benefiting both banks and thrifts, including expanding the authority of federal thrifts to make consumer and commercial loans and liberalizing the qualified thrift lender test.

At September 30, 1996, the intangible value of branch network which resulted from the 1982 acquisition of First Federal Savings and Loan of Beaufort totalled $2.4 million and had an estimated remaining life of approximately 11 years. Management periodically reviews the carrying value and the estimated life of this asset. As a result of the SAIF assessment and its impact on earnings of the acquired branches, management is reassessing the carrying value of this intangible asset and the impact of the SAIF assessment on the branches and deposits acquired from First Federal. Management expects to complete this reassessment by December 31, 1996.

REGULATORY CAPITAL

As of September 30, 1996 Palmetto Federal's regulatory capital was 6.5% tangible capital, 6.5% core capital and 10.5% risk-based capital, exceeding both the regulatory minimum levels and the well capitalized standards. On July 1, 1996, the deduction to regulatory capital for the investment in nonincludable subsidiaries increased from 60% to 100% resulting in a decrease of $2.6 million in each of the regulatory capital measures.

The Office of Thrift Supervision is conducting its regularly scheduled examination of the Company and Palmetto Federal. Management expects to receive the confidential Report of Examination during the quarter ending December 31, 1996.

Part II.  Other Information

Item 4.  Submission of Matters To a Vote of Security Holders

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

    Exhibit 10.1 Form of PALFED, Inc./Palmetto Federal Executive Salary Continuation Agreement between PALFED, Inc./Palmetto Federal and certain officers.

    Exhibit 11.1   Statement regarding computation of per share data.

    (b)  Reports on Form 8-K.

    The Company filed a report on Form 8-K dated October 21, 1996, reporting the Board of Directors approval and adoption of amendments to the Bylaws of the Company at their meeting on October 21, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PALFED, Inc.
                                        ------------
                                        (Registrant)



Date:    November 12, 1996              /s/  John C. Troutman
         -------------------            -----------------------
                                        John C. Troutman
                                        President and Chief
                                        Executive Officer



Date:    November 12, 1996              /s/  Darrell R. Rains
         -------------------            -----------------------
                                        Darrell R. Rains
                                        Executive Vice President
                                        and Chief Financial Officer



Date:    November 12, 1996              /s/  Michael B. Smith
         -------------------            -----------------------
                                        Michael B. Smith
                                        Senior Vice President
                                        and Controller