Form 10-K405
period 1996-12-31
PALFED INC
filed 1997-03-31
CIK 793075

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                               ---------------------
                                    FORM 10-K

               [x] Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 [Fee Required]

               [ ] Transition Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended                                 SEC Commission File
December 31, 1996                                             Number 0-15334

                                     PALFED, Inc.
               (Exact name of registrant as specified in its charter)

South Carolina                                                57-0821295
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

107 Chesterfield Street South, Aiken, South Carolina           29801
(Address of principal executive office)                     (Zip Code)

     Registrant's telephone number, including area code: (803) 642-1400
                              ----------------------
     Securities registered pursuant to Section 12(b) of the Act: None

            Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $1.00 Par Value
                      (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..[X].. No....[ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the registrant's outstanding Common Stock held by non-affiliates of the registrant on March 24, 1997 was approximately $76,848,000. There were 5,286,554 shares of Common Stock outstanding on March 24, 1997.

                 DOCUMENTS INCORPORATED BY REFERENCE

      1. Annual Report to Shareholders for the year ended December 31, 1996 (Parts I, II and IV)

      2. Proxy Statement for the 1997 Annual Meeting of Shareholders
         (Part III).

                  Page 1 of____ sequentially numbered pages
                     The Index to Exhibits is on page 40.

                                 PALFED, Inc.
                               and Subsidiaries

                              TABLE OF CONTENTS

                                                          PAGE
                                                           NO.
                                                         -------
PART I
  Item 1.   Business.................................         1
  Item 2.   Properties...............................        30
  Item 3.   Legal Proceedings........................        30
  Item 4.   Submission of Matters to a Vote of
             Security Holders........................        30
PART II
  Item 5.   Market for Registrant's Common
             Equity and Related Shareholder Matters...       33
  Item 6.   Selected Financial Data...................       33
  Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations...............................       33
  Item 8.   Financial Statements and Supplementary
             Data.....................................       34
  Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure...       34
PART III
  Item 10.  Directors and Executive Officers of the
             Registrant................................      34
  Item 11.  Executive Compensation.....................      34
  Item 12.  Security Ownership of Certain Beneficial
             Owners and Management.....................      35
  Item 13.  Certain Relationships and Related
             Transactions..............................      35
PART IV
  Item 14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K...................      35
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

    As a savings and loan holding company, the primary business of PALFED is to manage the business of Palmetto Federal and its other subsidiaries and affiliates. Palmetto Federal is a federally-chartered stock savings bank which was chartered in 1951 and converted from a federal mutual savings and loan association to a federal stock savings bank in 1985. PALFED Investment Services, Inc. ("PALFED Investment"), a wholly-owned subsidiary of PALFED, offers retail securities brokerage services and consumer insurance products. At December 31, 1996 the Company had total assets of approximately $665 million. At December 31, 1996, PALFED and its subsidiaries had approximately 262 full-time employees and 55 part-time employees.

    All aspects of the Company's businesses, including banking, are highly competitive. The Company and its subsidiaries face substantial competition from banking and nonbanking institutions, including money market mutual funds, national and state banks, mutual savings banks, savings and loan associations, mortgage banking companies, finance companies, insurance companies, brokerage firms, credit unions and other types of financial institutions located throughout the Southeast and the United States.

                       BANKING AND BANK-RELATED SERVICES

GENERAL

    Palmetto Federal primarily engages in attracting deposits from the general public and, using these funds, loan repayments, other borrowings, and proceeds from the sale of securitized mortgage loans, makes loans primarily for the purchase, financing or improvement of real estate. Palmetto Federal also engages in consumer and commercial lending and other fee generating financial services. Palmetto Federal currently operates 22 banking offices, all of which are located in south central and southern South Carolina. The Bank also operates seven mortgage lending offices located in South Carolina and one mortgage banking office located in Georgia. The Bank's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") which is supervised by the Federal Deposit Insurance Corporation ("FDIC"). The operations of the Company and the Bank are subject to regulation by the Office of Thrift Supervision ("OTS"), the FDIC and the Federal Reserve Board ("FRB"). Palmetto Federal is a member of the Federal Home Loan Bank System ("FHLBS").

LENDING ACTIVITIES

    General. A principal lending activity of Palmetto Federal is the origination of single family residential mortgage loans, including construction loans on single family and, to a lesser extent, multi-unit dwellings and conventional mortgage loans on multi-unit dwellings and on commercial and other type properties. Additionally, the Company originates both short term construction and permanent loans secured by medical and professional office buildings, strip shopping centers and motels, and makes small business loans. In addition, Palmetto Federal offers mobile home, automobile, home improvement and unsecured consumer loans. The Bank also offers a home equity line of credit secured by the borrower's residence. Although federal regulations allow the Company to originate loans nationwide, the Company has originated substantially all of its loans in its primary market areas of South Carolina and in the greater Augusta, Georgia area.

    From 1991 through 1993, the Bank capped the aggregate levels of consumer, commercial, commercial real estate, non-residential and land loans at the March, 1991 levels in response to increased OTS risk-based capital requirements and to lower the overall level of credit risk in its portfolio. In 1994, the Bank discontinued this limit on the aggregate level of its commercial and consumer loans and changed its lending strategy to increase the origination of higher yielding consumer and commercial loans. These loans typically involve more risk than associated with residential lending. Although residential mortgage originations comprise the majority of originations, a significant portion of originations during 1995 and 1996 were commercial real estate loans. The Bank originated $36.2 million in commercial and commercial real estate loans in 1996, compared to $30.9 million in 1995. During 1995, the Bank increased the origination of larger commercial real estate loans, including those loans greater than $1.0 million. The 1995 originations included eight commercial real estate loans of $1.0 million or greater, totaling $13.1 million, compared to only one loan of this scope in 1994. The 1996 originations included 8 such loans, totaling $10.9 million. Commercial mortgages outstanding increased from $128.1 million at December 31, 1995 to $145.7 million at December 31, 1996.

    The Bank operates under an investment policy which primarily is aimed at underwriting residential mortgage loans in accordance with Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") underwriting guidelines. Single family loan originations consist of both fixed and adjustable rate loans. The Company generally retains all adjustable rate loans, construction loans, fixed rate loans with original terms of 20 years or less and balloon loans in portfolio. FHA, VA and 30 year fixed rate loans are typically originated for sale and either securitized and sold in the secondary market as mortgage backed securities or sold for cash through an established investor network. Details of residential mortgage originations are as follows:

                                                  1996                    1995
                                                 -------------------------------
                                                          (IN THOUSANDS)
Fixed rate loans originated for sale
  (principally loans with 30-year terms and
  FHA/VA loans)*.............................     $57,066             $  38,380
Fixed rate loans originated for portfolio
  (principally loans with 10, 15 and 20-year
   terms, construction loans and loans with
   balloon payments).........................      92,756                46,298
                                              -----------             ---------
Total fixed rate loans originated
   and converted.............................     149,822                84,678
Total adjustable rate loans originated.......      13,692                27,144
                                               ----------             ---------
Total residential mortgage originations
   and conversions...........................    $163,514            $  111,822
                                               ----------             ---------
                                               ----------             ---------

* Loans originated for sale include $13.6 million and $5.4 million at December 31, 1996 and 1995, respectively, of adjustable rate and construction loans which converted to 30 year fixed rate mortgage loans held for sale.

    Compared with balances at December 31, 1995, net loans receivable in 1996 grew by 11%. Loan originations increased significantly in 1996 over 1995 levels. In 1996, the Bank originated loans of $227.1 million, compared to $172.2 million in 1995. In 1996, the Bank continued to expand its lending markets to reduce reliance on the Central Savannah River Area ("CSRA") market area. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" (hereinafter referred to as "Management's Discussion and Analysis") included in the Company's Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report") and incorporated herein by reference.

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

    At December 31, 1996, the Bank held approximately $236.2 million in permanent 1-4 single family first mortgage loans (including those loans held for sale), $26.6 million of which exceeded an 80% loan to value ratio without private mortgage insurance and $6.8 million of which exceeded a 90% loan to value ratio. These higher loan to value ratio loans constitute increased risk to the portfolio, but the Bank's loss experience for this category of loan has not been significant.

    The following tables are a comparison of Palmetto Federal's loan portfolio at the dates indicated. Loans held for sale are classified as permanent residential mortgage loans.

                                                                                DECEMBER 31, 1996
                                                           -----------------------------------------------------------
                                                                                                              % OF
                                                                                                              LOAN
                                                            VARIABLE         FIXED             TOTAL        PORTFOLIO
                                                           ----------  ------------------  --------------  -----------
                                                                            (DOLLARS IN THOUSANDS)
Loans collateralized by real estate:
  Permanent residential mortgage.........................  $  139,895      $   96,301       $   236,196       43.0%
  Construction...........................................       7,767          47,049            54,816        10.0
  Second mortgage........................................      40,221          15,801            56,022        10.2
  Commercial.............................................      69,041          76,644           145,695        26.6
Loans collateralized by other property or unsecured:
  Consumer...............................................       6,797          28,106            34,903         6.4
  Commercial.............................................       9,907           6,302            16,209         2.9
Loans collateralized by savings accounts.................           0           4,725             4,725         0.9
                                                           ----------     -----------       -----------       -------
Total gross loans........................................  $  273,628      $  274,928        $  548,566       100.0%
                                                           ----------     -----------       -----------       -------
                                                           ----------     -----------       -----------       -------
                                                                 49.9%           50.1%            100.0%
                                                           ----------     -----------       -----------
                                                           ----------     -----------       -----------
Mortgage-backed securities...............................  $        0      $   59,977        $   59,977
                                                           ----------     -----------       -----------
                                                           ----------     -----------       -----------
                                                                    0%          100.0%            100.0%
                                                           ----------     -----------       -----------
                                                           ----------     -----------       -----------



                                                                              DECEMBER 31, 1995
                                                         -----------------------------------------------------------
                                                                                                            % OF
                                                                                                            LOAN
                                                          VARIABLE         FIXED             TOTAL        PORTFOLIO
                                                         ----------  ------------------  --------------  -----------
                                                                           (DOLLARS IN THOUSANDS)

Loans collateralized by real estate:
  Permanent residential mortgage.........................  $  149,622   $    58,049        $ 207,671        42.7%
  Construction...........................................      15,051        23,063           38,114         7.8
  Second mortgage........................................      29,027        23,286           52,313        10.8
  Commercial.............................................      71,817        56,234          128,051        26.3
Loans collateralized by other property or unsecured:
  Consumer...............................................       6,405        33,180           39,585         8.1
  Commercial.............................................       8,082         7,998           16,080         3.3
Loans collateralized by savings accounts.................           0         4,769            4,769         1.0
                                                           ----------   -----------      -----------     -------

Total gross loans........................................  $  280,004    $  206,579        $ 486,583       100.0%
                                                           ----------   -----------      -----------     -------
                                                           ----------   -----------      -----------     -------
                                                                 57.5%         42.5%           100.0%
                                                           ----------   -----------      -----------
                                                           ----------   -----------      -----------
Mortgage-backed securities...............................  $        0    $   77,843        $  77,843
                                                           ----------   -----------      -----------
                                                           ----------   -----------      -----------
                                                                    0%        100.0%           100.0%
                                                           ----------   -----------      -----------
                                                           ----------   -----------      -----------


                                                                                DECEMBER 31, 1994
                                                           -----------------------------------------------------------
                                                                                                              % OF
                                                                                                              LOAN
                                                            VARIABLE         FIXED             TOTAL        PORTFOLIO
                                                           ----------  ------------------  --------------  -----------
                                                                            (DOLLARS IN THOUSANDS)
Loans collateralized by real estate:
  Permanent residential mortgage......................... $   115,450    $   90,854         $  206,304        44.2%
  Construction...........................................       7,747        25,911             33,658         7.2
  Second mortgage........................................      30,194        25,457             55,651        11.9
  Commercial.............................................      50,588        58,946            109,534        23.5
Loans collateralized by other property or unsecured:
  Consumer...............................................       3,978        38,554             42,532         9.1
  Commercial.............................................       8,304         6,873             15,177         3.3
Loans collateralized by savings accounts.................           0         3,784              3,784         0.8
                                                          -----------    ----------         ----------       ------
Total gross loans........................................ $   216,261    $  250,379         $  466,640       100.0%
                                                          -----------    ----------         ----------       ------
                                                          -----------    ----------         ----------       ------
                                                                 46.3%         53.7%             100.0%
                                                          -----------    ----------         ----------
                                                          -----------    ----------         ----------
Mortgage-backed securities............................... $         0    $  106,273         $  106,273
                                                          -----------    ----------         ----------
                                                          -----------    ----------         ----------
                                                                    0%        100.0%             100.0%
                                                          -----------    ----------         ----------
                                                          -----------    ----------         ----------

                                                                                DECEMBER 31, 1993
                                                           -----------------------------------------------------------
                                                                                                              % OF
                                                                                                              LOAN
                                                            VARIABLE         FIXED             TOTAL        PORTFOLIO
                                                           ----------  ------------------  --------------  -----------
                                                                            (DOLLARS IN THOUSANDS)
Loans collateralized by real estate:
  Permanent residential mortgage........................  $  132,122    $   71,644         $  203,766        43.6%
  Construction..........................................       1,314        25,499             26,813         5.8
  Second mortgage.......................................      30,368        26,785             57,153        12.3
  Commercial............................................      61,090        49,197            110,287        23.7
Loans collateralized by other property or unsecured:
  Consumer..............................................       8,229        39,698             47,927        10.3
  Commercial............................................       9,008         7,516             16,524         3.6
Loans collateralized by savings accounts................           0         3,447              3,447         0.7
                                                          -----------    ----------         ----------      -----
Total gross loans.......................................  $  242,131    $  223,786         $  465,917       100.0%
                                                          -----------    ----------         ----------      -----
                                                          -----------    ----------         ----------      -----
                                                                52.0%         48.0              100.0%
                                                          -----------    ----------         ----------
                                                          -----------    ----------         ----------
Mortgage-backed securities..............................  $        0    $  106,563         $  106,563
                                                          -----------    ----------         ----------
                                                          -----------    ----------         ----------
                                                                   0%        100.0%             100.0%
                                                          -----------    ----------         ----------
                                                          -----------    ----------         ----------

                                                                                  DECEMBER 31, 1992
                                                           -----------------------------------------------------------
                                                                                                              % OF
                                                                                                              LOAN
                                                            VARIABLE         FIXED             TOTAL        PORTFOLIO
                                                           ----------  ------------------  --------------  -----------
                                                                            (DOLLARS IN THOUSANDS)
Loans collateralized by real estate:
  Permanent residential mortgage.......................  $  119,198      $   76,385        $ 195,583          41.3%
  Construction.........................................       2,197          10,651           12,848           2.7
  Second mortgage......................................      30,195          29,689           59,884          12.6
  Commercial...........................................      63,061          67,797          130,858          27.6
Loans collateralized by other property or unsecured:
  Consumer.............................................       5,243          45,766           51,009          10.8
  Commercial...........................................      11,248           8,837           20,085           4.2
Loans collateralized by savings accounts...............           0           3,974            3,974           0.8
                                                          -----------    ----------         ----------      -------
Total gross loans......................................  $  231,142      $  243,099       $  474,241         100.0%
                                                          -----------    ----------         ----------      -------
                                                          -----------    ----------         ----------      -------
                                                               48.7%           51.3%           100.0%
                                                          -----------    ----------         ----------
                                                          -----------    ----------         ----------
Mortgage-backed securities.............................  $   36,695      $   88,434       $  125,129
                                                          -----------    ----------         ----------
                                                          -----------    ----------         ----------
                                                               29.3%           70.7%           100.0%
                                                          -----------    ----------         ----------
                                                          -----------    ----------         ----------


    LOAN MATURITIES. The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in Palmetto Federal's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due by December 31, 1997.

                                                                              PAYMENTS DUE WITHIN
                                                      --------------------------------------------------------------------
                                                                                                    MORE THAN
                                                        1 YEAR    1-2 YEARS  2-3 YEARS  3-5 YEARS    5 YEARS      TOTAL
                                                      ----------  ---------  ---------  ----------  ----------  ----------
                                                                                 (IN THOUSANDS)
Real estate mortgage................................  $  120,134  $  58,538  $  58,538  $   91,400  $   98,052  $  426,662
Real estate construction............................      50,473      2,172      2,172           0           0      54,817
Installment, commercial, and loans collateralized by
  savings accounts..................................      27,202      9,196      9,196       9,913         329      55,836
                                                      ----------  ---------  ---------  ----------  ----------  ----------
Total...............................................  $  197,809  $  69,906  $  69,906  $  101,313  $   98,381  $  537,315
                                                      ----------  ---------  ---------  ----------  ----------  ----------
                                                      ----------  ---------  ---------  ----------  ----------  ----------

    The following table sets forth loans due after one year which have fixed rates or floating or adjustable rates.

                                                         DECEMBER 31, 1996
                                          ------------------------------------------------
                                                FLOATING OR
                                              ADJUSTABLE RATE            FIXED RATE
                                          -----------------------  -----------------------
                                                         % OF                     % OF
                                                      TOTAL LOAN               TOTAL LOAN
                                            AMOUNT     PORTFOLIO     AMOUNT     PORTFOLIO
                                          ----------  -----------  ----------  -----------
                                                      (DOLLARS IN THOUSANDS)
Real estate mortgage.................... $  172,546       32.11%  $  133,982       24.94%
Real estate construction................      2,121        0.39        2,222        0.41
Installment, commercial, and loans
  collateralized by savings accounts....      9,358        1.71       19,277        3.51
                                         ----------       -----   ----------       -----
Total................................... $  184,025       34.25%  $  155,481       28.94%
                                         ----------       -----   ----------       -----
                                         ----------       -----   ----------       -----

    Construction Loans. Palmetto Federal provides construction financing for single family, multi-family and nonresidential commercial real estate. Construction loans are generally made for periods of six months to one year. This period may be extended subject to negotiation and the payment of an extension fee. Typically, interest rates on construction loans for loan terms over one year are tied to an indexed rate and are adjustable monthly or quarterly during the term of the loan. The Bank's policies allow residential construction loans to builders for both presold and "spec" homes for up to an 85% loan to value ratio. The Bank also makes a combined construction/permanent loan to individuals which combines a construction loan with a permanent mortgage loan for up to a 95% loan to value ratio. As of December 31, 1996, the Bank had approximately $2.2 million of single family construction loans, including loans in process, that exceeded an 80% loan to value ratio. At December 31, 1996, total construction loans comprised approximately 10.0% or approximately $54.8 million of the Bank's loan portfolio. Included in the Bank's total construction loans were approximately $40.9 million in single family residential construction loans, of which approximately $26.9 million were loans to builders for "spec" homes. The Bank's loss experience for this loan category has been minimal.

    Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction.

    Commercial Real Estate Loans. Commercial real estate loans made by Palmetto Federal are secured by office buildings, shopping centers, multi-family apartment and condominium projects with more than four dwelling units. Permanent commercial real estate loans are generally made for up to 85% of the appraised value of the properties securing the loan with interest rates determined by market conditions. Generally, the majority of the Bank's loan charge-offs have been in this loan category. As of December 31, 1996, the Bank had approximately $145.7 million in commercial real estate loans, which comprised approximately 26.6% of the Bank's loan portfolio.

    Certain risks are inherent with loan portfolios which contain commercial real estate, multi-family, commercial business and consumer loans. While these types of loans provide benefits to the Company's asset/liability management programs and reduce exposure to interest rate changes, such loans may entail significant additional credit risks compared to residential mortgage lending. Commercial and multi-family mortgage lending generally involves greater risk than single-family lending. Furthermore, the repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the property is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the Company's loans may be impaired. These risks can be affected significantly by supply and demand in the market for the type of property securing the loan and by general economic conditions, and commercial and multi-family loans may thus be subject, to a greater extent than single-family property loans to adverse conditions in the economy. Commercial real estate and multi-family loans typically involve larger loan balances to single borrowers or groups of related borrowers than single family mortgage loans.

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

    Second Mortgage Loans. Second mortgage residential loans comprised approximately $56.0 million or 10.4% of the Bank's loan portfolio at December 31, 1996. The Bank's second mortgage loans consist of approximately $20.8 million in term loans primarily for home improvements and approximately $35.2 million in home equity line of credit loans. These loans typically have a maximum loan to value ratio of 90%.

    Consumer and Mobile Home Loans. At December 31, 1996, consumer loans constituted 6.4% or approximately $34.9 million of Palmetto Federal's loan portfolio, compared to 8.1% or approximately $39.6 million of the Banks's loan portfolio at December 31, 1995. The consumer loan portfolio is made up of mobile home, automobile and unsecured loans. The Bank originated approximately $24.7 million in consumer loans in 1996, compared to $31.2 million in 1995. Automobile loans represented 14.9% or approximately $5.2 million of the Bank's consumer loan portfolio at December 31, 1996. Palmetto Federal also offers Personal Cash Line, which is an unsecured consumer loan. At December 31, 1996, this revolving line of credit represented 7.1% of Palmetto Federal's consumer loan portfolio. Consumer loans have historically tended to have a higher rate of default than residential mortgage loans.

    Mobile home loans represented 52.5% and 56.1%, respectively, of Palmetto Federal's consumer loan portfolio at December 31, 1996 and 1995. During 1996, the Bank originated approximately $724,000 in mobile home loans, compared to $1.7 million in 1995. Mobile home loans historically have a higher rate of default than other types of consumer loans, but generally provide a higher yield than other types of loans. In 1996, mobile home loan chargeoffs increased by $514,000 and the Bank repossessed 51 mobile homes. The Bank tightened loan underwriting standards on this type of loan and its mobile home loan portfolio declined by $3.8 million in 1996 to $18.4 million at year end. The Bank makes loans for new mobile homes for up to 90% of the purchase price of the home, not to exceed 120% of dealer's cost, and for used mobile homes at the lesser of NADA value or 80% of the purchase price.

    Loan Servicing. Palmetto Federal ordinarily retains the servicing of its loans for which it generally receives a fee payable monthly of one-quarter to one-half of one percent per year of the unpaid principal balance of each loan. The Bank's servicing fees were $846,000, $898,000 and $816,000 in 1996, 1995 and
1994, respectively. During 1992 Palmetto Federal sold approximately $150 million in mortgage servicing rights. The only servicing rights sold in 1993 related to an existing commitment from the 1992 sale. The Bank sold no significant servicing rights in 1994, 1995 or 1996.

    Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights", which requires that the right to service mortgage loans for others be recognized as an asset, whether that servicing right is acquired or originated. Servicing rights of $153,000 were recorded during 1995 as a result of adopting this standard, resulting in a gain of $101,000, net of related income taxes. See Note

1 of the Consolidated Financial Statements, included in the Company's 1996 Annual Report and incorporated herein by reference.

    Loan Fees. It is the general policy of Palmetto Federal to issue loan commitments for a fee to qualified borrowers for a specified time period. These commitments are generally for a period of 60 days. With management approval commitments may be extended for up to six months. Palmetto Federal had commitments to originate loans in a principal amount of approximately $32.9 million at December 31, 1996.

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

    On January 1, 1995, the Company adopted SFAS No. 114, "Accounting By Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting By Creditors For Impairment of a Loan--Income Recognition and Disclosures, an Amendment of SFAS No. 114." Under this new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan. The minimum nonpayment period before management considers a loan to be impaired is 90 days. The types and characteristics of loans that are measured using SFAS No. 114 include individual loans greater than $500,000 or a group of related loans to a single borrower aggregating more than $500,000. These loans are typically collateral dependent commercial real estate loans. All other loans generally are measured under net realizable value techniques or, as in the case of small homogeneous loans, under a methodology which includes loan classifications and historical charge-offs. Impaired loans typically are not charged off until foreclosure on the collateral property. Occasionally, an impaired loan is partially charged off as part of a loan restructuring. Nonaccrual loans are typically 90 days or more delinquent and may include loans within the scope of SFAS No. 114. Impaired loans may include accruing loans which have a specific valuation allowance or which have been restructured. Also under this standard, in-substance foreclosed loans continue to be measured at the fair value of the collateral, however, these loans are classified as loans receivable rather than as foreclosed real estate, as was the case previously. Therefore, in-substance foreclosures of $3.2 million at December 31, 1994 have been reclassified from investment in real estate to loans receivable. See Notes 1 and 3 of the Consolidated Financial Statements, included in the Company's 1996 Annual Report and incorporated herein by reference.

    The amounts and categories of Palmetto Federal's nonperforming assets (nonaccrual loans and foreclosed real estate ("REO")) and restructured loans, changes in the components of nonperforming assets and restructured loans, and additional information concerning the Bank's nonperforming assets and restructured loans is set forth in "Management's Discussion and Analysis --Nonperforming Assets and Restructured Loans," included in the Company's 1996 Annual Report and incorporated herein by reference.

    The additional interest income that would have been earned during the year ended December 31, 1996 if the restructured loans noted above had been current in accordance with their original terms and had been outstanding throughout the year ended December 31, 1996 was approximately $160,000. The amount of interest income on the restructured loans included in net earnings for the year ended December 31, 1996 was approximately $208,000. Although restructured loans include loans which are considered to be earning assets, there is more than normal risk associated with these loans due to the fact that some were made to facilitate the sale of foreclosed real estate and some were restructured with terms that either extend the maturity or reduce the stated interest rate.

    Potential problem loans represent loans that are current as to payment of principal and interest, but where management has doubts about the borrowers' ability to comply with present repayment terms. These loans are not included in nonperforming assets. At December 31, 1996, potential problem loans totaled approximately $14.5 million.

    Management of Palmetto Federal establishes an allowance for possible loan losses each year based on its estimate of losses in the loan portfolio. The loan loss allowance is charged against Palmetto Federal earnings in the year in which the allowance is established. Loan charge-offs are charged against the loan loss allowance. At December 31, 1996, the loan loss allowance was $7.0 million or approximately 1.4% of total loans. Additional information concerning Palmetto Federal's loan loss allowances for 1996 is set forth in "Management's Discussion and Analysis--Nonperforming Assets and Restructured Loans," appearing in the Company's 1996 Annual Report and incorporated herein by reference.

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

                                               1996                    1995                    1994                    1993
                                      ----------------------  ----------------------  ----------------------  ----------------------
             ALLOCATION                            % LOANS                 % LOANS                 % LOANS                 % LOANS
          OF ALLOWANCE FOR                        TO TOTAL                TO TOTAL                TO TOTAL                TO TOTAL
            LOAN LOSSES:               AMOUNT       LOANS      AMOUNT       LOANS      AMOUNT       LOANS      AMOUNT       LOANS
------------------------------------  ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------
                                                                        (DOLLARS IN THOUSANDS)
Loans collateralized by real estate:
  Permanent residential.............  $     596        41.9%  $   2,141        42.7%  $   1,545        44.5%  $   2,509        43.6%
  Construction......................       --          10.2         564         7.8         539         7.3         442         5.8
  Second mortgage...................        177        10.4         780        10.8         832        12.0         941        12.3
  Commercial........................      3,333        27.1       4,037        26.3       4,148        22.9       4,712        23.7
Loans collateralized by other
  property or unsecured:
  Consumer..........................      2,554         6.5         585         8.1         695         9.2         800        10.3
  Commercial........................        323         3.0         238         3.3         397         3.3         422         3.6
  Savings accounts..................       --           0.9          72         1.0          57         0.8          57         0.7
                                      ---------       -----   ---------       -----   ---------       -----   ---------       -----
Total allowance.....................  $   6,983       100.0%  $   8,417       100.0%  $   8,213       100.0%  $   9,883       100.0%
                                      ---------       -----   ---------       -----   ---------       -----   ---------       -----
                                      ---------       -----   ---------       -----   ---------       -----   ---------       -----

                                               1992
                                      ----------------------
             ALLOCATION                            % LOANS
          OF ALLOWANCE FOR                        TO TOTAL
            LOAN LOSSES:               AMOUNT       LOANS
------------------------------------  ---------  -----------
Loans collateralized by real estate:
  Permanent residential.............  $   1,961        41.1%
  Construction......................        196         2.7
  Second mortgage...................        912        12.7
  Commercial........................      3,986        27.7
Loans collateralized by other
  property or unsecured:
  Consumer..........................        812        10.8
  Commercial........................        305         4.2
  Savings accounts..................         60         0.8
                                      ---------       -----
Total allowance.....................  $   8,232       100.0%
                                      ---------       -----
                                      ---------       -----

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

                                      1996       1995       1994
                                    ---------  ---------  ---------
                                            (IN THOUSANDS)
Special mention..................   $  13,278  $   9,867  $  11,050
Substandard......................      17,702     25,450     30,138
Doubtful.........................         364          0          0
Loss.............................       1,220      1,462      1,822
                                    ---------  ---------  ---------
                                    $  32,564  $  36,779  $  43,010
                                    ---------  ---------  ---------
                                    ---------  ---------  ---------

INVESTMENT ACTIVITIES

    The Company invests in mortgage-backed and related securities. Included in the Company's securities portfolio are mortgage-backed securities which are insured or guaranteed by FNMA, FHLMC or Government National Mortgage Association ("GNMA"). Mortgage-backed securities increase the quality of the Company's assets by virtue of the guarantees that back them, require less capital under risk-based capital rules than nonguaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. The returns and other information concerning such securities are outlined below.

                                         YEAR ENDED DECEMBER 31,
                                     -------------------------------
                                       1996       1995       1994
                                     ---------  ---------  ---------
                                         (DOLLARS IN THOUSANDS)
Average yield for period...........       6.67%      6.61%      5.85%
Average rate at end of period......       6.91%      6.76%      6.72%
Interest income earned.............  $   4,337  $   6,335  $   6,237
Average balance for the period.....     64,077     95,803    106,602
Fair value at end of period........     60,514     79,181    101,909
Amortized cost at end of period....     59,899     77,736    108,621
Net unrealized gain (loss).........  $     615  $   1,445  $  (6,712)


    Through an investment policy approved by its Board of Directors, Palmetto Federal invests funds necessary to comply with liquidity regulations and other funds not needed currently for loans in short-term investments. At December 31, 1996, Palmetto Federal held investments in United States Treasury and agency securities with a fair value of approximately $22.7 million. In 1996 the Bank received proceeds of $74.8 million from the sale of loans, investment and mortgaged-backed securities. For additional information, see "Management's Discussion and Analysis--Investment and Mortgage-backed Securities" and Note 2 of the Consolidated Financial Statements, included in the Company's 1996 Annual Report and incorporated herein by reference.

    The following table sets forth information for Palmetto Federal with respect to yields on loans, yields on investments and cost of funds on deposits and borrowings for the periods indicated.

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                 1996       1995       1994       1993       1992
                                              ---------  ---------  ---------  ---------  ---------
Weighted average yields on:
  Loans receivable............................   8.90%      8.90%      8.49%      8.48%      9.26%
  Mortgage-backed securities..................   6.77       6.61       5.85       6.58       7.15
  Investment portfolio........................   5.96       5.85       5.40       3.99       5.45
  All interest-earning assets.................   8.46       8.24       7.73       7.76       8.54
Weighted average rate paid on:
  Retail savings deposits.....................   2.59       2.66       2.66       2.87       3.74
  Brokered time deposits......................     --         --       9.55       6.98       9.18
  Retail time deposits........................   5.79       5.80       4.94       5.27       6.19
  Interest-bearing demand deposits............   2.44       2.40       2.09       2.64       3.70
  FHLB advances and other borrowed money......   5.92       6.58       5.72       6.20       6.79
  All interest-bearing liabilities............   4.89       5.10       4.36       4.81       5.80
Net interest margin (difference between
  average rates on all interest-earning
  assets and interest-bearing liabilities)....   3.57       3.14       3.37       2.95       2.74
Net yield (net interest income as a
  percentage of average interest
  earning assets).............................   3.70%      3.26%      3.37%      2.79%      2.54%


    The following table sets forth information for the Bank with respect to weighted average contractual yields on loans, yields on investments and the cost of funds on deposits and borrowings at December 31:

                                                 1996       1995       1994       1993       1992
                                              ---------  ---------  ---------  ---------  ---------
Weighted average yields on:
  Loans receivable............................   8.73%      8.87%      8.34%      8.25%      8.90%
  Mortgage-backed securities..................   6.91       6.76       6.72       6.88       6.46
  Investment portfolio........................   6.24       5.50       5.72       4.73       5.34
  All interest-earning assets.................   8.41       8.20       7.80       7.78       8.14
Weighted average rate paid on:
  Retail savings deposits.....................   2.72       2.65       2.71       2.71       3.04
  Brokered time deposits......................     --         --         --       9.38       8.31
  Retail time deposits........................   5.82       6.07       4.90       4.92       5.69
  Interest bearing demand deposits............   2.67       2.42       2.10       2.39       2.46
  FHLB advances & other borrowed money........   5.94       6.56       6.72       5.98       6.46
  All interest-bearing liabilities............   4.92       5.22       4.73       4.45       5.27
Net interest margin...........................   3.49%      2.98%      3.07%      3.33%      2.87%


The tables below set forth the book value of the Company's investments at the dates indicated, the weighted average yields on investments for the years ended on the dates indicated and the periods to maturity from December 31, 1996.

                                                                                   AT DECEMBER 31,
                                                           ----------------------------------------------------------------
                                                                   1996                  1995                  1994
                                                           --------------------  --------------------  --------------------
                                                                                (DOLLARS IN THOUSANDS)
                                                           ----------------------------------------------------------------
                                                                       MARKET                MARKET                MARKET
                                                             COST       VALUE      COST       VALUE      COST       VALUE
                                                           ---------  ---------  ---------  ---------  ---------  ---------
U.S. Treasury and agency obligations:
  held-to-maturity.......................................  $   6,962  $   6,947  $   8,940  $   8,879  $  39,105  $  36,011
U.S. Treasury and agency obligations:
  available-for-sale.....................................     15,964     15,768     31,230     31,060      4,988      4,884
Corporate obligations....................................          0          0          0          0      1,998      1,825
Other investments........................................          0          0          0          0          3         62
                                                           ---------  ---------  ---------  ---------  ---------  ---------
Total....................................................  $  22,926  $  22,715  $  40,170  $  39,939  $  46,094  $  42,782
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------  ---------
Weighted average yield on investments for the year.......       5.59%                 5.53%                 5.30%
                                                           ---------             ---------             ---------
                                                           ---------             ---------             ---------

                                                  PERIODS TO MATURITY FROM DECEMBER 31, 1996
                                  --------------------------------------------------------------------------
                                                HELD TO MATURITY                     AVAILABLE FOR SALE
                                  ---------------------------------------------  ---------------------------
                                                                     WEIGHTED                     WEIGHTED
                                                COST                  AVERAGE         COST         AVERAGE
                                           (IN THOUSANDS)              YIELD     (IN THOUSANDS)     YIELD
                                  --------------------------------  -----------  --------------  -----------
U.S. Treasury and agency
  obligations:
     1 year or less.............           $     0                      --%        $     0             0%
     1-5 years..................             3,967                    6.04          15,561          5.36
     5-10 years.................             2,995                    6.73               0             0
    after 10 years..............                 0                      --             403          7.44
Corporate obligations:
    1 year or less..............                 0                      --               0            --
    1-5 years...................                 0                      --               0            --
    5-10 years .................                 0                      --               0            --
    after 10 years..............                 0                      --               0            --
Other investments:
    1 year or less                               0                      --               0            --
    1-5 years                                    0                      --               0            --
    5-10 years                                   0                      --               0            --
after 10 years..................                 0                      --               0            --
                                           -------                    ----         -------         -----
Total...........................            $6,962                   6.34%       $  15,964          5.41%
                                           -------                    ----         -------         -----
                                           -------                    ----         -------         -----


ASSET/LIABILITY MANAGEMENT

    Asset and liability management is the process by which Palmetto Federal attempts to maximize net interest income while minimizing the adverse effect of interest rate changes. The Company's Asset/ Liability Committee sets loan and deposit rates, reviews the interest sensitivity gap of the Bank and sets policies and strategies to improve the interest rate risk exposure of the portfolio and to increase the level of net interest income. Additional information concerning the Bank's asset and liability management is included in "Management's Discussion and Analysis--Asset/Liability Management," appearing in the Company's 1996 Annual Report and incorporated herein by reference.

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

                                                                                                      MORE
                                0 TO 3       3 TO 6       6 TO 12         1 TO 3         3 TO 5      THAN 5
                                MONTHS       MONTHS       MONTHS          YEARS          YEARS        YEARS       TOTAL
                              -----------  -----------  -----------  ----------------  ----------  -----------  ----------
                                                                 (DOLLARS IN THOUSANDS)
Interest-Sensitive Assets
Balloon and adjustable rate
  loans.....................  $   103,936  $    54,206  $    71,129  $         19,729  $        0  $         0  $  249,000
Fixed rate mortgage and
  mortgage-backed
  securities................       33,618       20,680       28,575            80,763      63,051       67,640     294,327
Consumer and commercial
  loans.....................       15,914        3,970        5,714            17,308       9,329          310      52,545
Investments.................        8,893        3,844         (310)            2,938       8,973        3,398      27,736
                              -----------  -----------  -----------  ----------------  ----------  -----------  ----------
Total Interest-Sensitive
  Assets....................      162,361       82,700      105,108           120,738      81,353       71,348     623,608
                              -----------  -----------  -----------  ----------------  ----------  -----------  ----------
Interest-Sensitive
  Liabilities
Regular savings.............       39,245            0            0                 0           0            0      39,245
IFA accounts................       10,521            0            0                 0           0            0      10,521
NOW accounts................       77,703          876        1,750             7,002       7,002       11,669     106,002
Fixed maturity deposits.....      153,524       38,532       77,064            94,712      16,801            0     380,633
                              -----------  -----------  -----------  ----------------  ----------  -----------  ----------
Total Deposits (excluding
  accrued interest).........      280,993       39,408       78,814           101,714      23,803       11,669     536,401
                              -----------  -----------  -----------  ----------------  ----------  -----------  ----------
FHLB advances and other
  borrowed money............       50,400       10,000            0             8,000           0            0      68,400
                              -----------  -----------  -----------  ----------------  ----------  -----------  ----------
Total Interest-Sensitive
  Liabilities...............      331,393       49,408       78,814           109,714      23,803       11,669     604,801
                              -----------  -----------  -----------  ----------------  ----------  -----------  ----------
Interest Sensitivity Gap....     (169,032)      33,292       26,294            11,024      57,550       59,679  $   18,807
                              -----------  -----------  -----------  ----------------  ----------  -----------  ----------
Cumulative Gap..............  $  (169,032) $  (135,740) $  (109,446) $        (98,422) $  (40,872) $    18,807
                              -----------  -----------  -----------  ----------------  ----------  -----------  ----------
                              -----------  -----------  -----------  ----------------  ----------  -----------  ----------
Ratio of cumulative gap to
  total interest-sensitive
  assets....................       (27.11)%     (21.77)%     (17.55)%          (15.78)%     (6.55)%      (3.02)%

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

    The following table sets forth the average amount of and the average rate paid on the following deposits.

                                                        YEARS ENDED DECEMBER 31,
                   ---------------------------------------------------------------------------------------------------
                                   1996                                  1995                           1994
                   ------------------------------------  ------------------------------------  -----------------------
                                          WEIGHTED                              WEIGHTED                    WEIGHTED
                                           AVERAGE                               AVERAGE                     AVERAGE
                        AMOUNT              RATE              AMOUNT              RATE           AMOUNT       RATE
                   -----------------  -----------------  -----------------  -----------------  ----------  -----------
                                                         (DOLLARS IN THOUSANDS)
Savings            $32,381            2.59%              $31,074            2.66%
  deposits.......                                                                              $   31,409        2.66%
Time deposits....  374,934            5.79               365,020            5.80                  325,360        4.96
Interest-bearing
  demand deposits
  (including
  non-interest-
  bearing demand
  deposits)......  106,611            1.77                98,666            1.71                  115,615        1.56
                   -----------------                     -----------------                     ----------
Total deposits...  $513,926           4.75%              $494,760           4.79%              $  472,384        4.36%
                   -----------------                     -----------------                     ----------
                   -----------------                     -----------------                     ----------

     Deposit Activities. The primary categories of deposits for Palmetto Federal are time deposits and various types of short-term money market and checking
(NOW) accounts and other savings alternatives that are responsive to market conditions. The ability of Palmetto Federal to attract and maintain deposits and Palmetto Federal's cost of funds have been, and will continue to be, significantly affected by money market conditions. See "Management's
Discussion and Analysis--Asset/Liability Management," included in the Company's 1996 Annual Report and incorporated herein by reference. Palmetto Federal currently does not use brokered deposits as a source of funds.

     The following table sets forth deposit account balances, excluding accrued interest payable, by account type, original term and weighted average interest rate at the date indicated.

                                                                        AT DECEMBER 31, 1996
                                                     -----------------------------------------------------
                                                                                   WEIGHTED    PERCENTAGE
  TYPE OF                                                                          AVERAGE      OF TOTAL
  ACCOUNT                                                       AMOUNT          INTEREST RATE   DEPOSITS
---------------------------------------------------  -------------------------  -------------  -----------
                                                                        (IN THOUSANDS)
NOW accounts.......................................  $105,252                          1.85%        19.61%
Money market deposit accounts......................  11,553                            6.02          2.15
Passbook and commercial savings....................  35,203                            2.72          6.56
Time Deposits
Jumbo certificates.................................  51,721                            6.02          9.64
Other time deposits:
   60 day..........................................  17,982                            3.48          3.35
   91 day..........................................   6,019                            4.90          1.12
   6--10 month.....................................  91,039                            5.41         16.96
   12 to 15 month..................................  79,879                            5.64         14.88
   18 to 25 month..................................  61,473                            6.14         11.46
   30 to 48 month..................................  27,239                            6.38          5.08
   60 month or more................................  47,820                            6.99          8.91
Other..............................................  1,507                             5.46          0.28
                                                     -------------------------       ------    -----------
Total..............................................  $536,687                          4.78%       100.00%
                                                     -------------------------       ------    -----------
                                                     -------------------------       ------    -----------

    The following table sets forth the time deposits of Palmetto Federal classified by rates as of the dates indicated.

                                                                            AT DECEMBER 31,
                                                                  ------------------------------------
RATE                                                                  1996         1995        1994
----------------------------------------------------------------  ------------  ----------  ----------
Less than 4.00%.................................................  $     16,985  $   20,943  $   67,689
  4.01--6.00%...................................................       254,986     165,733     201,388
  6.01--8.00%...................................................       101,219     165,057      52,195
Above 8.00%.....................................................        11,488      11,460      20,088
                                                                  ------------  ----------  ----------
                                                                  $    384,678  $  363,193  $  341,360
                                                                  ------------  ----------  ----------
                                                                  ------------  ----------  ----------

    The following table sets forth the amount and scheduled maturities of time deposits at December 31, 1996.

                                                                             AMOUNT DUE
                                                     ----------------------------------------------------------
                                                       LESS THAN                            AFTER
                                                       ONE YEAR     1-2 YEARS  2-3 YEARS   3 YEARS     TOTAL
                                                     -------------  ---------  ---------  ---------  ----------
                                                                       (DOLLARS IN THOUSANDS)

Less than 5.25%....................................  $      64,560  $   1,432  $     330  $      16  $   66,338
 5.25--7.00%.......................................        172,465     67,601     20,695      14,769    275,530
 7.01--9.00%.......................................         26,762      3,485      2,289       2,566     35,102
 9.01--11.00%......................................          2,223      5,011        474           0      7,708
                                                     -------------  ---------  ---------  ---------  ----------
Total scheduled maturities.........................  $     266,010  $  77,529  $  23,788  $  17,351  $  384,678
                                                     -------------  ---------  ---------  ---------  ----------
                                                     -------------  ---------  ---------  ---------  ----------

    The following table sets forth the maturities of time certificates in amounts of $100,000 or more.

                                                                                              DECEMBER 31, 1996
                                                                        -----------------------------------------------------------
                                                                         3 MONTHS     3 TO 6     6 TO 12      OVER
                                                                          OR LESS     MONTHS     MONTHS     12 MONTHS       TOTAL
                                                                        -----------  ---------  ---------  -----------    ---------
                                                                                            (DOLLARS IN THOUSANDS)
                                                                         $12,563     $  10,525   $   6,351  $  18,765     $  48,204
                                                                        -----------  ---------  ---------  -----------    ---------
                                                                        -----------  ---------  ---------  -----------    ---------

    BORROWING ACTIVITIES. At December 31, 1996, Palmetto Federal had advances totaling approximately $68.4 million from the Federal Home Loan Bank of Atlanta ("FHLBA") at rates from 5.30% to 6.95% payable at various dates through September 1998. The short-term borrowings by Palmetto Federal at the end of and during the periods indicated and the maximum amount outstanding at any month-end during each period are set forth in the following table.


                                                                                           AT DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
                                                                                       (DOLLARS IN THOUSANDS)
Total short-term borrowings at the end of period:
FHLBA advances...................................................................  $  57,900  $  81,500  $  98,200
Weighted average interest rate at end of period:
FHLBA advances...................................................................       6.01%      6.59%      6.38%
Average amounts outstanding:
FHLBA advances...................................................................  $  57,215  $  82,135  $  88,792
Maximum amount outstanding at any month:
FHLBA advances...................................................................  $  77,300  $  90,200  $  98,200

PALFED INVESTMENT SERVICES

    PALFED Investment Services, Inc., formerly PALFED Financial Services,
Inc. ("PALFED Investment"), a wholly-owned subsidiary of PALFED, offers retail securities brokerage services and sells tax-deferred annuities and consumer insurance products. Net pre-tax income of PALFED Investment in 1996 was approximately $327,000 on revenues of $817,000, compared to pre-tax income of $300,000 and revenues of $757,000 in 1995. In 1996 PALFED Investment opened an office in Charleston, South Carolina to complement the retail offices in that market.

    PALFED Investment sells certain tax deferred annuities through Family Financial Life Insurance Company ("Family Financial"), a Louisiana insurance company that is directly or indirectly controlled by service corporations or subsidiaries of savings institutions and their holding companies. PALFED Investment also sells annuities through other insurance companies. Additionally, Palmetto Federal sells credit life and mortgage insurance through Family Financial. PALFED Investment owns, directly or indirectly, approximately 19 percent of the outstanding stock of Family Financial with an investment in Family Financial stock of approximately $653,000. PALFED Investment received approximately $29,000 in dividends and distributions from Family Financial in 1996. W. Barry Adams, Executive Vice President of Palmetto Federal and Senior Vice President of PALFED Investment, serves as a director of Family Financial.

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

    The Company was amortizing the core deposit intangible asset of $5.4 million acquired in the First Federal acquisition on a straight-line basis over 25 years. At September 30, 1996, this core deposit intangible totalled $2.4 million and had an estimated remaining life of approximately 11 years. As a result of the SAIF special assessment on September 30, 1996, management reassessed the carrying value of this intangible asset, concluded that the asset was impaired and wrote-off the remaining balance in December 1996.

    The following table sets forth the actual effect on the Company's operations for 1982 through 1996 of the First Federal acquisition and the sale or repayment of loans acquired in such acquisition. The table also reflects the pro forma effect on future periods' results of operations of the accretion and amortization of the valuation adjustments recorded in connection with Palmetto Federal's acquisition of First Federal on the basis of certain assumptions as to the fair value of the assets and liabilities and an assumption that there will be no sales of or prepayments on the acquired loans. If these assumptions are not realized, the actual effects of the accretions and amortization of these valuation adjustments will vary.

                                                    INCREASE (DECREASE) IN NET INCOME
                                        ----------------------------------------------------------
                                                        AMORTIZATION   AMORTIZATION
                                          ACCRETION          OF          OF OTHER
                                           OF LOAN      INTANGIBLES    PREMIUMS AND       NET
ACTUAL                                    DISCOUNTS     AND GOODWILL     DISCOUNTS       EFFECT
--------------------------------------  -------------  --------------  -------------  ------------
1982--1992.........................     $   25,109,356  $  (9,270,431) $    214,388  $  16,053,313
1993...............................            125,545    (10,761,947)       12,396    (10,624,006)
1994...............................             57,915       (260,825)       12,396       (190,514)
1995...............................             77,765       (281,391)       12,396       (191,230)
1996...............................             35,524     (2,650,406)       12,396     (2,602,486)

Pro Forma
--------------------------------------
1997...............................             27,724              0        12,396         40,120
1998...............................              8,530              0        12,396         20,926
1999...............................             19,803              0        12,396         32,199
2000--2007.........................             54,838              0        21,840         76,678
                                        -------------  --------------  -------------  ------------
Total.................................  $  25,517,000  $  (23,225,000) $     323,000  $  2,615,000
                                        -------------  --------------  -------------  ------------
                                        -------------  --------------  -------------  ------------

      The 1996 amortization of intangibles and goodwill includes the $2.4 million write-off of the remaining core deposit intangible asset.

                            REAL ESTATE DEVELOPMENT

    Palmetto Service Corporation ("PSC"), a wholly-owned subsidiary of Palmetto Federal, has engaged in real estate development activities since 1980, but currently is not engaged in any new real estate development activities. Woodside Development Company of Aiken, Inc. ("WDC"), a wholly-owned subsidiary of PSC, was the original developer of the Woodside Plantation development. Effective November 1993, PSC transferred to WDC certain real estate properties in projects it previously developed. PSC currently provides real estate appraisal services in the Bank's market areas, engages in real estate brokerage services, and has an investment in a real estate partnership. At December 31, 1996, Palmetto Federal's investment in PSC was approximately $6.3 million and it had extensions of credits (including intercompany receivables and accounts payable) of approximately $225,000 to PSC and WDC.

    At December 31, 1996, PSC and WDC had a total investment as set forth below in the following real estate developments and partnerships:


Woodside Plantation.........................   $4,483,000
The Rapids..................................      915,000
Other developments..........................      459,000
Real estate partnership.....................      457,000
                                               ----------
                                               $6,314,000
                                               ----------
                                               ----------

    Woodside Plantation. Woodside Plantation is a single family planned unit development of over 2,000 acres that includes a country club, two eighteen hole golf courses and over 1,800 single family lots as well as developed outparcels. Since the project's inception in 1986 through December 31, 1993, WDC developed 913 homesites and sold 693 homesites and certain outparcels at Woodside Plantation providing revenues after closing costs of approximately $27.3 million. In December 1990, WDC sold the Woodside Plantation clubhouse, related golf courses, tennis and swimming facilities and amenities to Woodside Plantation Country Club, Inc. ("WPCC"), a subsidiary of Club Corporation of America, for approximately $6.8 million. Concurrent with the sale of the club and related amenities, WDC entered into a membership agreement with WPCC to purchase club memberships. In October 1993, WDC sold the assets of Woodside Cable, an operating division of WDC that provided cable television services, for approximately $1.1 million.

    In December 1993, WDC sold the remaining developed lots at Woodside Plantation, together with seven outparcels, the development and sales offices at Woodside Plantation, and the stock of Woodside Realty, Inc., a wholly-owned subsidiary of WDC that provided real estate brokerage services for Woodside Plantation. In addition, the purchaser, Woodside Development Limited Partnership (the "Purchaser"), assumed WDC's liabilities related to the obligation to purchase memberships at Woodside Plantation Country Club. The Purchaser also entered into a two year option agreement to acquire from WDC approximately 1,000 acres of undeveloped land at Woodside Plantation. Palmetto Federal provided nonrecourse financing to the Purchaser of the developed lots and other assets of WDC in an aggregate amount of approximately $3.6 million. In addition, Palmetto Federal subsequently provided the Purchaser a $500,000 construction loan to build townhouses at Woodside Plantation and six separate construction loans in an aggregate amount of approximately $976,000 for further construction at Woodside Plantation.

    Due to slower than anticipated lot sales, the Purchaser was unable to service its acquisition debt and completed a restructuring of the indebtedness to the Bank in September 1995. The restructuring included the following terms: (1) the Company acquired 35 lots and reduced principal on the Purchaser's outstanding loans by $492,000; (2) the Company agreed to pay up to $330,000 toward joint marketing efforts over three years related to the 35 lots it received; (3) the Company granted a two year extension until December 31, 1997 of the Purchaser's option to purchase the remaining undeveloped acreage at Woodside Plantation; and (4) the Company paid $184,500 to WPCC under the membership agreement. The Company paid $110,000 and $98,000 toward joint marketing in 1995 and 1996, respectively. There are no assurances the Purchaser will exercise its option to acquire any of the undeveloped acreage at Woodside Plantation and the Purchaser may exercise the option to acquire only a portion of the optioned acreage.

    The Company continues to have a significant concentration of risk related to Woodside Plantation, exclusive of loans to individual homeowners at Woodside Plantation, comprised of real estate held for development, acquisition and development loans, foreclosed real estate and a 50 percent interest in a partnership. The carrying values of these components were as follows at December 31:

                                                                          1996         1995         1994
                                                                       ---------     --------     --------
                                                                                  (IN THOUSANDS)
Undeveloped land: 1,000 acres........................................  $ 3,733       $ 3,733      $ 3,733
2 outparcels.........................................................      750           750          750
WPCC loans...........................................................    4,393         4,454        4,584
Loans to Woodside Development Limited Partnership....................    2,308         3,311        3,100
Lots received in loan restructuring, including subsequent
  improvements.......................................................      708           492
Development loan to unrelated borrower...............................      150           525
Investment in and loans to partnership adjacent to Woodside
  Plantation.........................................................      457           613          698
                                                                       -------       -------      -------
                                                                       $12,499       $13,878      $12,865
                                                                       -------       -------      -------
                                                                       -------       -------      -------

    The ability of WPCC to repay its loans to the Bank also is based in part on real estate sales at Woodside Plantation, which provides additional memberships for the Woodside Plantation County Club. Effective April 1, 1996, the Bank modified its loans to WPCC from amortizing to interest only for one year. See
Note 10 of the Consolidated Financial Statements, including in the Company's 1996 Annual Report and incorporated herein by reference.

    The Rapids. PSC developed The Rapids project, a planned unit development of single family homesites located in North Augusta, South Carolina. In 1991, PSC sold part of the land and completed development of all of the 115 homesites it planned to develop at this project. Since the project's inception in 1986 through December 31, 1996, PSC has sold 77 homesites and 4 outparcels providing revenues after closing costs of $3.7 million. As of December 31, 1996, WDC has 38 homesites and two outparcels remaining held for sale at this project at a carrying value of $915,000. At December 31, 1996, Palmetto Federal had two outstanding construction loans to PSC for the construction of "spec" homes on two of the homesites at this project. The Company recently sold one of these homes and may build two additional speculative homes to facilitate the sale of these lots.

    Real Estate Partnerships. During 1996, PSC sold its interest in one real estate partnership. At December 31, 1996, PSC had an investment in one real estate partnership totaling $211,000. In 1996 that partnership had a net loss of approximately $1,400. The Bank had one outstanding loan to that partnership of $246,000 at December 31, 1996.

                                   REGULATION

General

    The Company is a savings and loan holding company subject to regulation, examination, supervision and reporting requirements of the OTS. As a savings association, Palmetto Federal is subject to extensive regulation by the OTS. The lending activities and other investments of Palmetto Federal must comply with various federal regulatory requirements, including regulations that require the maintenance of reserves against deposits, limiting the nature of loans and interest that may be charged thereon and restricting investments and other activities. In addition, federal and state regulatory agencies also have the authority to prevent a savings association from paying a dividend or engaging in any other activity that, in the opinion of the regulators, would constitute an unsafe or unsound practice. The OTS and FDIC periodically examine Palmetto Federal for compliance with various regulatory requirements, and Palmetto Federal must file reports with the OTS describing its activities and financial condition. Palmetto Federal is also subject to examination by the FDIC and must meet certain reserve requirements promulgated by the FRB. This supervision and regulation is intended primarily for the protection of depositors and the federal deposit insurance fund. The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company and its operations.

    The Company also is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which include the filing of annual, quarterly and other reports with the Securities and Exchange Commission ("SEC").

Federal Savings and Loan Holding Company Regulation

    As the owner of all of the stock of Palmetto Federal, the Company is a savings and loan holding company subject to regulation by the OTS under the Home Owners' Loan Act (the "HOLA"). As a unitary savings and loan holding company owning only one savings association, the Company generally is allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or multiple savings and loan holding companies; provided that Palmetto Federal continues to qualify as a "Qualified Thrift Lender." See "Regulation of Palmetto Federal--Qualified Thrift Lender ("QTL") Test." In the event of any acquisition by the Company of another insured institution subsidiary, except for a supervisory acquisition, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage.

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

Regulation of Palmetto Federal

    Supervisory Agreement. In connection with the 1992 OTS Report of Examination, which noted certain deficiencies and concerns regarding Woodside Plantation, the level of criticized assets and capital levels, the OTS exercised its discretion to treat Palmetto Federal as an institution requiring more than normal supervision under the provisions of OTS Regulatory Bulletin ("RB") 3a-1. Effective March 23, 1993, Palmetto Federal entered into a Supervisory Agreement with the OTS to ensure the correction of deficiencies noted by the OTS in the 1992 Examination. The Supervisory Agreement contained provisions related to the management and reduction of Palmetto Federal's loans to and investments in Woodside Plantation; adoption and implementation of procedures and policies regarding the identification and reporting of troubled debt restructuring and accrual of interest on delinquent loans; preparation of detailed plans for disposing of troubled assets; preparation of strategic plans and capital maintenance plans for the Bank; and maintenance of a $7.2 million level of general valuation allowances. The Bank submitted to the OTS within the time periods provided in the Supervisory Agreement the budgets, strategic plans and appraisals mandated by the Supervisory Agreement, and adopted and implemented the policies and procedures required by the Supervisory Agreement.

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

    Regulatory Capital Requirements. OTS regulations (the "Regulatory Capital Regulations") specify capital standards for thrifts consisting of three components, a "core capital" requirement, a "tangible capital" requirement and a "risk-based capital" requirement. The Regulatory Capital Regulations require savings associations to maintain core capital in an amount not less than 3% of adjusted total assets (the "leverage ratio") and to maintain tangible capital in an amount not less than 1.5% of adjusted total assets. Under the Regulatory Capital Regulations, thrifts are required to maintain capital equal to 8% of risk-weighted assets. The OTS requires assets to be weighted on the basis of risk and assigned a weighing factor of between 0% and 100%. Approximately one-half of risk-based capital must consist of core capital and one-half may consist of other preferred stock, a portion of general loan loss reserves and other hybrid capital instruments such as convertible and subordinated debentures. In determining compliance with the Regulatory Capital Regulations, all of a savings association's investments in and extensions of credit to any subsidiary engaged in activities not permissible for a national bank are deducted from the savings association's capital. For additional information concerning the Bank's compliance with the Regulation Capital Regulations, see
Note 8 of the Consolidated Financial Statements, included in the Company's 1996 Annual Report and incorporated herein by reference.

    Included in the calculations of the Bank's capital requirements are judgments and estimates of management. These judgments and estimates are subject to review and scrutiny by the OTS and FDIC.

    Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking regulator to adopt a system of prompt corrective action, which provides for certain mandatory supervisory actions as well as additional discretionary supervisory actions if an institution's capital falls below certain levels. Under these regulations, each depository institution must be classified into one of five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized) based on such institution's capitalization with respect to the capital measures established by the applicable regulatory agency. An institution is deemed to be (i) "well-capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a core capital ratio of 6.0% or more, has a tangible capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure. All institutions are prohibited from making any capital distributions or paying a management fee to any controlling person if such action would cause the institution to fall into one of the undercapitalized categories. The OTS at its discretion may reclassify a savings association's capital category to the next lowest level (but not to the "critically undercapitalized" level) if it deems that association to be in an unsafe and unsound condition or if the savings association has received and not corrected a less than satisfactory rating for asset quality, management, earnings or liquidity in its most recent regulatory examination. The regulation also requires the regulators to take certain specified actions for institutions that are determined to fall within any of the three categories below the "adequately capitalized" level. These actions range from prohibiting an institution from making any capital distributions or paying management fees if the action would cause the institution to fall into the "undercapitalized category" to the appointment of a conservator or receiver for an institution that becomes "critically undercapitalized". Management believes Palmetto Federal is presently considered "well capitalized" under the FDIC's prompt corrective action guidelines.

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

    Safety and Soundness Standards. Federal banking regulations prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholders. In addition, the regulations authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

    Liquidity Requirements. Palmetto Federal is required to maintain average daily balances of liquid assets
(cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds and specified U.S. government, state or federal agency obligations) equal to not less than a specified percentage (currently 5%) of the average daily balance during the preceding calendar month of its net withdrawable accounts plus short-term borrowings. Member institutions are also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the average daily balance during the preceding calendar month of the total of their net withdrawable accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. At December 31, 1996 the long-term liquidity ratio of Palmetto Federal was 7.9% and the Bank was in compliance with its short-term liquidity requirement.

    Loans to One Borrower. With certain exceptions, the statutory provision limiting the ability of national banks to make loans to a single borrower is now applicable to savings associations in the same manner and to the same extent as it applies to national banks. In general, national banks may make loans to one borrower equal to 15% of the bank's unimpaired capital and unimpaired surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. At December 31, 1996, the current limit of 15% of capital and surplus equated to a limit of approximately $8.4 million.

    Equity Risk Investments. In addition to the Regulatory Capital Requirements, Palmetto Federal is subject to an "equity risk" regulation which limits the aggregate amount of its equity risk investments, which are defined to include investments in real estate, service corporations, operating subsidiaries and equity securities, as well as land loans and nonresidential construction loans with loan-to-value ratios greater than 80%. The regulation also imposes certain qualitative restrictions on otherwise permissible investments in equity securities. Under the regulation, the equity risk investments of thrift institutions which meet their minimum regulatory capital requirements and have "tangible capital" (i.e., equity capital, as determined in accordance with generally accepted accounting principles, minus goodwill and other intangible assets, plus qualifying subordinated debt and qualifying nonpermanent preferred stock) equal to or greater than 6% of total assets may make aggregate equity risk investments in an amount up to three times their tangible capital. A thrift institution that meets its regulatory capital requirements and has tangible capital of less than 6% of total assets may make aggregate equity risk investments in an amount equal to the greater of 3% of total assets or two and one-half times tangible capital. Regulatory approval is required if an institution's equity risk investments exceed the foregoing limitations or for any equity risk investments by institutions which fail to meet their minimum Regulatory Capital Requirements. At December 31, 1996, Palmetto Federal's level of equity risk investments complied with the foregoing requirements.

    Qualified Thrift Lender ("QTL") Test. All savings associations are required to qualify as a qualified thrift lender ("QTL") to avoid certain restrictions on their operations. If Palmetto Federal should in the future fail to maintain its status as a QTL (in three of four calendar quarters in two of every three years), Palmetto Federal would be subject to certain penalties, including conversion to a bank charter or compliance with the restrictions imposed for noncompliance.

    Under current OTS regulations implementing the QTL Test, Palmetto Federal either must qualify as a domestic building and loan association under the Internal Revenue Code or maintain at least 65% of portfolio assets in certain investments ("Qualified Thrift Investments"). Qualified Thrift Inestments must equal or exceed 65% of portfolio assets on a monthly average basis in nine out of every twelve months, and include (i) domestic residential or manufactured housing loans, (ii) home equity loans, (iii) mortgage-backed securities backed by residential or manufactured housing collateral, (iv) obligations issued by the federal deposit insurance agencies, and (v) shares of stock issued by any federal home loan bank. Part of the regulatory relief provisions of the SAIF recapitalization legislation liberalized the lending authority of thrifts and amended the QTL Test to count education, small business and credit card loans in the same manner as mortgage loans for satisfying the QTL Test and to expand the amount of consumer loans that count as Qualified Thrift Investments. At December 31, 1996, approximately 66.7% of Palmetto Federal's portfolio assets were invested in Qualified Thrift Investments.

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

    Dividends. OTS regulations limit the payment of dividends on common stock by Palmetto Federal to PALFED. Interest on deposit accounts must be paid prior to payment of dividends on common stock. Income appropriated to bad debt reserves and deducted for federal income tax purposes cannot be used to pay cash dividends without the payment of federal income taxes by Palmetto Federal on the amount of such income removed from reserves at the then current income tax rate. Under regulations enforced by the OTS, Palmetto Federal is not permitted to pay dividends on its common stock if its regulatory capital would thereby be reduced below the amount required for the liquidation account or the Regulatory Capital Requirements prescribed for institutions insured by the FDIC. Under OTS regulations, the ability of a savings association to make capital distributions, such as dividends, is tied to an institution's capital or "Tier" ranking. Payment of dividends by the Bank to the Company is subject to certain restrictions and would require prior notice to and approval of the OTS. In 1995 and 1996 Palmetto Federal did not pay or declare any dividends to PALFED.

    Transactions with Affiliates. Transactions between Palmetto Federal and an affiliate are subject to Sections 23A and 23B of the Federal Reserve Act, as amended (the "FRA"). FRA Section 23A limits the aggregate amount of certain transactions with any single affiliate to 10% of the capital and surplus of the financial institution and the aggregate amount of such transactions with all affiliates to 20% of the institution's capital and surplus. Certain transactions with affiliates, such as loans to affiliates or guaranties, acceptances and letters of credit issued on behalf of affiliates, are required to be collateralized by collateral in an amount and of a type described in the statute. The purchase of low quality assets from affiliates is generally prohibited. FRA Section 23B requires all transactions with affiliates, including loans and asset purchases, to be on arms-length terms. In addition, thrifts may not (i) make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; and (ii) purchase or invest in securities issued by an affiliate, other than securities of a subsidiary. The OTS may for reasons of safety and soundness impose more stringent restrictions on savings associations than those set forth in Sections 23A and 23B.

    Palmetto Federal's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation

O also places individual and aggregate limits on the amount of loans the FRA may make to such persons based, in part, on its capital position. Additional OTS restrictions, in part, require that a savings association retain detailed records of transactions with affiliates and in certain circumstances, to notify the OTS prior to any transactions with affiliates.

Deposit Insurance

    Deposits of Palmetto Federal are insured by the FDIC and are subject to the deposit insurance assessments of the SAIF. Under the FDIC's risk-based premium system, the Palmetto Federal's deposit insurance premium generally depends upon the amount of Palmetto Federal's deposits and the risk that Palmetto Federal poses to the SAIF. Under these risk-related insurance regulations, an institution is classified according to capital and supervisory factors. Institutions are assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "under capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups. There are nine combinations of groups and subgroups (or assessment risk classifications) to which varying assessment rates are applicable.

    Deposit insurance premiums for members of both the Bank Insurance Fund ("BIF") and the SAIF were established for each fund to achieve a 1.25% designated ratio of reserves to insured deposits. The BIF reached the 1.25% reserve level in 1995 and in August 1995, the FDIC reduced the premiums for BIF member banks. The Deposit Insurance Funds Act of 1996, signed by the President on September 30, 1996, recapitalized the SAIF through a special assessment to bring it up to the same reserve level as the BIF. The Bank's $3.3 million assessment equaled 65.7 cents per $100 of insured deposits outstanding as of March 31, 1995. Following the SAIF recapitalization, the FDIC reduced deposit insurance premiums for thrifts. For the semi-annual period beginning January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Palmetto Federal has been notified that its SAIF assessment rate is 3 cents for the period from January 1, 1997 to June 30, 1997.

    The SAIF recapitalization legislation also provides that the assessment base for the bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation would be expanded to include deposits of both BIF-insured and SAIF-insured institutions. Previously, the thrifts paid the entire cost of these bond payments. In addition to the deposit insurance premiums, banks and thrifts will pay 1.29 cents and 6.48 cents, respectively, per $100 of deposits. After January 1, 2000, both banks and thrifts will pay 2.43 cents per $100 of deposits. These rates are only for FICO interest and further premiums could be assessed.

    In addition to deposit insurance premiums, savings institutions also must bear a portion of the administrative costs of the OTS through an assessment based on the level of total assets of each insured institution.

Federal Home Loan Bank System

    Palmetto Federal continues to be a member of the FHLBS, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLBA, Palmetto Federal is required to acquire and hold shares of capital stock in the FHLBA in an amount at least equal to the greater of 1.0% of its residential mortgage loans or 5% of outstanding FHLBA advances. Palmetto Federal was in compliance with this requirement with an investment in FHLBA stock at December 31, 1996 of approximately $10.9 million valued at cost. On January 3, 1997, the FHLBA redeemed approximately $7.0 million of the Company's FHLBA stock which was in excess of the Bank's required minimum amount.

    The FHLBA serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBS. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLBA. Long-term advances may be made only for the purpose of providing funds for financing residential housing. As of December 31, 1996 Palmetto Federal had approximately $68.4 million in advances from the FHLBA.

Federal Reserve System

    Pursuant to regulations of the FRB, a thrift institution must maintain average daily reserves equal to a percentage of deposits specified by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1996 Palmetto Federal met its reserve requirement of $1.4 million.

                 CERTAIN RESTRICTIONS ON ACQUISITION OF PALFED

Regulatory Restrictions

    Federal laws and regulations contain a number of provisions which affect the direct or indirect acquisition of savings institutions such as Palmetto Federal and, consequently, The OTS regulations generally require prior approval of the OTS for acquisitions of control of savings institutions or savings and loan holding companies. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the insured institution or the holding company. Control is rebuttably presumed to exist if, among other things, a person acquires more than ten percent of any class of voting stock (or 25% of any class of stock) and is subject to any of certain specified "control factors". See "Regulation--Federal Savings and Loan Holding Company Regulation."

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

Anti-Takeover Effects of Management Contracts and Stock Plans

    Certain provisions of the Company's executive salary continuation agreements, stock option plans, restricted stock grant plan, and the Employee Savings and Stock Ownership Plan, particularly those pertaining to payments, benefits and acceleration of vesting periods in the event of a change in control, may discourage a takeover attempt as a result of the increased cost to be incurred by the Company and the amount of Common Stock which would be controlled directly by the directors, officers and employees of the Company and its subsidiaries and indirectly through the Company's stock plans.

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

                                    TAXATION

    PALFED and its subsidiaries file consolidated federal income tax returns on a December 31 tax year. Prior to 1996, savings institutions, such as Palmetto Federal, that met certain definitional tests and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), were allowed to determine its bad debt deduction for tax purposes based on either the experience method (the "bad debt reserve method") or the percentage of taxable income method (limited to 8.0% of taxable income before such deduction). The Company used the experience method in 1995 and 1994 since this method provided a more favorable bad debt deduction.

    The Small Business Job Protection Act of 1996 repealed the bad debt reserve method for thrifts effective January 1, 1996 and suspends recapture of bad debt reserves taken through 1987 (i.e., the base year reserve), but requires thrifts to recapture or repay bad debt deductions taken after 1987 over 6 years beginning in 1996. As of December 31, 1995, PALFED's bad debt reserves subject to recapture, for which deferred taxes previously have been provided, totalled $3.0 million. Thrifts meeting certain home mortgage lending tests may defer repayment for an additional 2 years, and the Company believes it will qualify for this additional 2-year deferral. As a result, all thrifts, including the Bank, will be required to change from the reserve method to either the specific chargeoff method (available to all thrifts) or the experience method (available only to thrifts that qualify as "small banks," i.e., under $500 million in assets measured on a controlled group basis) to compute the tax bad debt deduction.

    During 1994, the Internal Revenue Service completed an examination of the Company's consolidated federal income tax returns through 1991. The examination resulted in an income tax refund of $1.2 million and interest on the refund of approximately $800,000, net of related fees and expenses. Subsequent to the completion of the IRS examination, Palmetto Federal filed amended South Carolina state income tax returns and received funds and related interest of approximately $285,000 in 1994.

    PALFED and its subsidiaries are subject to South Carolina and Georgia state income taxes which are imposed at a rate of 6% of taxable income. Both South Carolina and Georgia taxable income are computed in the same manner as federal taxable income with certain modifications.

    Accounting for Income Taxes. Under SFAS No. 109, "Accounting for Income Taxes," the Company is not required to recognize a deferred tax liability with respect to the base year reserve, unless it becomes apparent that this temporary difference will reverse in the foreseeable future. This temporary difference will become taxable in the event the Company no longer qualifies as a bank for Federal income tax purposes. The cumulative amount of this temporary difference for which the Company is not required to recognize a deferred tax liability is equal to the amount of its tax base year reserve as of December 31, 1987 of approximately $2.9 million. See Notes 1 and 7 to the Company's Consolidated Financial Statements, included in the Company's 1996 Annual Report and incorporated herein by reference.

Item 2. Properties.

    The Company's corporate headquarters is located at 107 Chesterfield Street South, Aiken, South Carolina. Palmetto Federal has an operations center in Aiken and operates 22 full service banking offices. The Bank's mortgage lending division operates eight mortgage lending offices in Aiken, Beaufort, Charleston, Columbia, Hilton Head Island, North Augusta, and Lexington, South Carolina, and in Martinez, Georgia. A list of the Company's properties is set forth on page
46 of the Company's 1996 Annual Report and is incorporated herein by reference.

    The Bank owns its headquarters and operations center and 12 of its 21 branch banking offices. The Bank leases its branches that are located in Kroger Supermarkets in North Augusta and Aiken, its branch located in a Wal-Mart Superstore in Columbia, and its branches in Beaufort, Burton, Charleston and Mount Pleasant. The Bank also leases one of its branches in Hilton Head Island.

    In 1996, the Bank opened 3 new banking offices in Lexington, Charleston and Mount Pleasant, South Carolina and one mortgage office in Columbia, South Carolina. The Bank purchased its Lexington office for approximately $300,000 and is leasing the other new offices. The Company's capital expenditures for its four new offices opened in 1996 were $398,000, principally for computers, office equipment and furniture.

    Data Processing Systems. Palmetto Federal owns and leases data processing equipment consisting of computers, terminals and communications equipment. Palmetto Federal also owns personal computers used for new account setup, accounting spreadsheets, personnel records, and word processing. Palmetto Federal conducts in-house data processing of its deposits and loans on a mainframe computer through the use of applications software licensed by a third party vendor. The system, which operates in both an on-line, real-time environment as well as a proof-of-deposit environment, supports teller terminals and video display terminals located in Palmetto Federal offices and branches. In 1996, the Company upgraded its branch network computer equipment and software for approximately $240,000.

    At December 31, 1996, the net book value of premises and equipment owned by the Company was approximately $6.0 million. The information set forth in Notes 1 and 10 of the Company's Consolidated Financial Statements, included in the Company's 1996 Annual Report, is incorporated herein by reference.

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

Item 4. Submission of Matters to a Vote of Security Holders.

    No matter was submitted by the Company to a vote of its shareholders during the fourth quarter ended December 31, 1996.

Executive Officers of PALFED and its Subsidiaries

    The executive officers of PALFED and its subsidiaries are as follows:

                                POSITION(S) WITH
NAME                   AGE      PALFED OR PALMETTO FEDERAL
-------------------    ---      ---------------------------------------------

W. Barry Adams          48      Executive Vice President,
                                Community Banking and Marketing,
                                of Palmetto Federal, Senior Vice
                                President of PALFED Investment

Patrick D. Cunning      49      Director, Executive Vice President,
                                Asset Management, of Palmetto Federal,
                                President of PSC and WDC

Joe W. DeVore           63      Executive Vice President and Senior
                                Lending Officer of Palmetto Federal

Howard M. Hickey, Jr.   49      Executive Vice President, General Counsel
                                and Corporate Secretary

Holly Z. Johnson        40      Executive Vice President, Director of Human
                                Affairs and Training, of Palmetto Federal

Darrell R. Rains        40      Executive Vice President, Treasurer and Chief
                                Financial Officer

Michael B. Smith        40      Senior Vice President and Controller

John C. Troutman        57      President and Chief Executive Officer


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

    Holly Z. Johnson was named Executive Vice President of Human Affairs and Training of Palmetto Federal in January 1997. She previously had served as a Senior Vice President since January 1994. Ms. Johnson joined Palmetto Federal in 1986 as Director of Human Resources, was named Assistant Vice President in 1987 and was named Vice President in 1990.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

    PALFED's Common Stock is traded in the over-the-counter market and is quoted in the Nasdaq National Market under the symbol "PALM". As of February 12, 1997, there were approximately 579 shareholders of record. The following table sets forth the high and low closing prices of the Company's Common Stock for the periods indicated as reported on the Nasdaq National Market System.

                                            PRICE RANGE OF COMMON STOCK
                                            ---------------------------
                                              HIGH               LOW
                                            ---------         ---------
1996    First Quarter                         $13.25            $11.25
        Second Quarter                         13.50             11.88
        Third Quarter                          14.75             11.63
        Fourth Quarter                         15.25             13.00

1995    First Quarter                         $ 9.63            $ 7.00
        Second Quarter                         11.25              8.63
        Third Quarter                          12.25             11.00
        Fourth Quarter                         13.25             11.00


    The Company's ability to pay dividends is limited only by certain requirements generally imposed on South Carolina corporations. Under South Carolina law, corporations generally may pay dividends only out of unreserved and unrestricted earned surplus. In 1996, the Company paid a quarterly cash dividend of $0.02 per share and aggregate cash dividends of $418,000. In January, 1997 the Company increased the quarterly cash dividend to $0.03 per share.

    Payment of dividends by the Bank to the Company is subject to certain restrictions and would require prior notice to and approval of the OTS.

Item 6. Selected Financial Data.

    The selected financial data set forth under "Selected Financial Data" appearing on page 6 of the Company's 1996 Annual Report is incorporated herein by reference in response to the information required by this Item.

Item 7. Management's Discussion and analysis of Financial
        Condition and Results of Operations.

    The information set forth under "Management's Discussion and Analysis" appearing on pages 7 through 17 of the Company's 1996 Annual Report is incorporated herein by reference in response to the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

    The Consolidated Financial Statements of PALFED, Inc. and Subsidiaries, together with a report thereon of Coopers & Lybrand L.L.P. dated February 22, 1997, which report includes an explanatory paragraph concerning changes in the Company's methods of accounting for impaired loans and mortgage servicing rights in 1995, appearing on pages 18 to 42 of the Company's 1996 Annual Report are incorporated herein by reference in response to the information required by this Item.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

    PALFED has not, within the twenty-four months preceding its financial statements as of December 31, 1996, filed or been required to file a Form 8-K
(i) reporting a change of accountants, or (ii) reporting a disagreement on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

    Information concerning the directors of PALFED and the executive officers who are directors of PALFED is set forth in PALFED's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on April 22, 1997 (the "1997 Proxy Statement") under the caption entitled "Election of Directors-- Information as to Nominees and Other Directors" and is incorporated herein by reference in response to the information required by this Item.

    Information concerning executive officers of PALFED is contained in a separate section entitled "Executive Officers of PALFED and its Subsidiaries" in
Part I of this Report and is incorporated herein by reference in response to the information required by this Item.

    The information concerning compliance with section 16(a) of the Exchange Act appearing on page 5 of the 1997 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference in response to the information required by this Item.

Item 11. Executive Compensation.

    The information set forth at pages 12 to 17 in the 1997 Proxy Statement under the heading entitled "Executive Compensation and Other Information" is incorporated herein by reference in response to the information required by this Item.

    Pursuant to Item 402(a)(9) of Regulation S-K, as promulgated by the SEC, the material appearing in the 1997 Proxy Statement on pages 8 to 11 under the headings "Compensation Committee Report" and "Shareholder Return" shall not be deemed to be "soliciting material" to be "filed" with the SEC or to be subject to Regulations 14A or 14C, other than as provided in Item 402, or to the liabilities of Section 18 of the Exchange Act, and no general incorporation of such material by reference, whether made before or after the date hereof, shall be deemed to specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act within the meaning of Item 402(a)(9).

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    Information concerning the security ownership of the Company's Common Stock is set forth in the 1997 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference in response to the information required by this Item.

Item 13. Certain Relationships and Related Transactions.

    The information set forth under the caption "Transactions with Officers and Directors" on pages 17 and 18 in the 1997 Proxy Statement is incorporated herein by reference in response to the information required by this Item.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a) Documents.

    The consolidated financial statements of PALFED, Inc. and Subsidiaries contained in the Company's 1996 Annual Report incorporated by reference in this report are listed below in response to the information required by this item:

                                                          PAGE
                                                         ------

(1) Financial Statements:

Report of Independent Accountants...................       18
Consolidated Statements of Financial Condition......       19
Consolidated Statements of Income...................       20
Consolidated Statements of Shareholders' Equity.....       21
Consolidated Statements of Cash Flows...............       22
Notes to Consolidated Financial Statements..........       24


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

10.9*   Form of Executive Salary Continuation Agreement dated as of November 1, 1996 among
        PALFED, Inc., Palmetto Federal Savings Bank of South Carolina and each of the following officers: John C. Troutman, W. Barry Adams, Patrick D. Cunning, Joe W.
        DeVore, Howard M. Hickey, Jr., Holly Z. Johnson, John Mullen, III, Darrell R. Rains
        and Michael B. Smith.(11)

11      Statement Regarding Computation of Per Share Earnings.

13      Annual Report to Shareholders for the year ended December 31, 1996 (except for those portions which are expressly incorporated by reference in this filing) is furnished for the information of the SEC and is not to be deemed "filed" as part of this filing.

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

(2) Incorporated herein by reference to Exhibit 3.2 to PALFED's Current Report on Form 8-K dated October 21, 1996, filed with the Commission on October 22, 1996.

(3) Incorporated herein by reference to Exhibit 4.0 to PALFED's Registration Statement on Form S-8, File Number 33-23667, filed with the Commission on August 10, 1988.

(4) Incorporated herein by reference to Exhibit 4.0 to PALFED's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, File Number 33-65482, filed with the Commission on September 16, 1994.

------------------------
(5) Incorporated herein by reference to Exhibit 4.0 to PALFED's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, File Number 33-93276, filed with the Commission on May 20, 1996.

(6) Incorporated herein by reference to Exhibit 4.0 to PALFED's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, File Number 33-65484, filed with the Commission on May 20, 1996.

(7) Incorporated herein by reference to Exhibit 4.0 to PALFED's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, File Number 33-65480, filed with the Commission on May 20, 1996.

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

(11) Incorporated by reference to Exhibit 10.1 to PALFED's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 14, 1996.

     (b) Reports on Form 8-K.

     The Company filed the following reports on Form 8-K during the fourth quarter ended December 31, 1996:

     (i) Form 8-K dated October 21, 1996 reporting the adoption of amendments to the Company's Bylaws; and

     (ii) Form 8-K dated November 20, 1996 reporting the receipt of a shareholder proposal for inclusion in the Company's proxy statement for the 1997 Annual Meeting of Shareholders.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    PALFED, INC.

    By: /s/ John C. Troutman                               March 25, 1997
        --------------------------------
        John C. Troutman, President
        and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    By: /s/ Albert H. Peters, Jr.                          March 25, 1997
        --------------------------------
        Albert H. Peters, Jr.
        Chairman of the Board

    By: /s/ John C. Troutman                               March 25, 1997
        --------------------------------
        John C. Troutman, President
        and Chief Executive Officer

    By: /s/ Darrell R. Rains                               March 25, 1997
        --------------------------------
        Darrell R. Rains, Executive Vice
        President, Treasurer and Chief
        Financial Officer

    By: /s/ Michael B. Smith                               March 25, 1997
        --------------------------------
        Michael B. Smith, Senior
        Vice President and Controller

    By: /s/ William F. Cochrane                            March 25, 1997
        --------------------------------
        William F. Cochrane,
        Director

    By: /s/ Patrick D. Cunning                             March 25, 1997
        --------------------------------
        Patrick D. Cunning,
        Director

                      (Signatures continued on next page)

    By: /s/ Edward Larry Hutto                             March 25, 1997
        --------------------------------
        Edward Larry Hutto,
        Director

    By:                                                    March 25, 1997
        --------------------------------
        Harold D. Kingsmore,
        Director

    By: /s/ R. Bruce McBratney                             March 25, 1997
        --------------------------------
        R. Bruce McBratney,
        Director

    By: /s/ Ambrose L. Schwallie                             March 25, 1997
        --------------------------------
        Ambrose L. Schwallie,
        Director

    By: /s/ Charles E. Simons, III                           March 25, 1997
        --------------------------------
        Charles E. Simons, III,
        Director



                                     * * *

                                                                                         SEQUENTIALLY
                                                                                          NUMBERED
                               INDEX TO EXHIBITS                                            PAGE
                               -----------------                                        -----------
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

10.9*   Form of Executive Salary Continuation Agreement dated as of November
        1, 1996 among PALFED, Inc., Palmetto Federal Savings Bank of South
        Carolina and each of the following officers: John C. Troutman, W. Barry
        Adams, Patrick D. Cunning, Joe W. DeVore, Howard M. Hickey, Jr., Holly
        Z. Johnson, John Mullen, III, Darrell R. Rains and Michael B. Smith.(11)

11      Statement Regarding Computation of Per Share Earnings.

13      Annual Report to Shareholders for the year ended December 31, 1996
        (except for those portions which are expressly incorporated by reference in this filing) is furnished for the information of the SEC and is not to be deemed "filed" as part of this filing.

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

(2) Incorporated herein by reference to Exhibit 3.2 to PALFED's Current Report on Form 8-K dated October 21, 1996, filed with the Commission on October 22, 1996.

------------------------

(3) Incorporated herein by reference to Exhibit 4.0 to PALFED's Registration Statement on Form S-8, File Number 33-23667, filed with the Commission on August 10, 1988.

(4) Incorporated herein by reference to Exhibit 4.0 to PALFED's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, File Number 33-65482, filed with the Commission on September 16, 1994.

(5) Incorporated herein by reference to Exhibit 4.0 to PALFED's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, File Number 33-93276, filed with the Commission on May 20, 1996.

(6) Incorporated herein by reference to Exhibit 4.0 to PALFED's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, File Number 33-65484, filed with the Commission on May 20, 1996.

(7) Incorporated herein by reference to Exhibit 4.0 to PALFED's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, File Number 33-65480, filed with the Commission on May 20, 1996.

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

(11) Incorporated by reference to Exhibit 10.1 to PALFED's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 14, 1996.