Form 10-Q
period 1997-03-31
PALFED INC
filed 1997-05-14
CIK 793075

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       -----------------------------------

                   Quarterly Report Under Section 13 or 15 (d)
                      of the Securities Exchange Act of 1934

For the quarter ended                                  SEC Commission File
March 31, 1997                                         Docket Number 0-15334
---------------------                                  ----------------------

                                  PALFED, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

South Carolina                                         57-0821295
--------------------                                   ----------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         identification number)


107 Chesterfield Street South                          29801
-----------------------------                          ----------------------
Aiken, South Carolina                                  (Zip Code)
-----------------------------
(Address of principal executive office)


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

    Yes..X...               No......

    There were 5,278,237 shares of Common Stock outstanding on March 31, 1997.

                                PALFED, Inc.
                     ---------------------------------
                       Quarterly Report on Form 10-Q
                   For The Quarter Ended March 31, 1997

                              TABLE OF CONTENTS
                              -----------------

PART I--FINANCIAL INFORMATION
-----------------------------

ITEM                                                                      PAGE
----                                                                      ----

1.  Financial Statements

      Consolidated Statements of Financial Condition as of
      March 31, 1997 and December 31, 1996.                                  3

      Consolidated Statements of Income for the Three Months
      Ended March 31, 1997 and 1996.                                         4

      Consolidated Statements of Cash Flows for the Three
      Months Ended March 31, 1997 and 1996.                                  5

      Notes to Consolidated Financial Statements                             7

2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                     11


PART II--OTHER INFORMATION
--------------------------

ITEM
----
4.  Submission of Matters To a Vote of Security Holders                     19

6.  (a) Exhibits                                                            19
    (b) Reports on Form 8-K                                                 19

Exhibit 11.1                                                                20

SIGNATURES                                                                  21

Consolidated Statements of Financial Condition
(Unaudited)

PALFED, INC.                                      MARCH 31         DECEMBER 31
AND SUBSIDIARIES                                    1997              1996
                                                  ---------        -----------
                                              (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS

Cash and due from banks........................ $   11,808          $   16,942
Interest-bearing deposits with other banks.....      3,607               3,465
Investment and mortgage-backed securities:
  Available-for-sale...........................     24,804              24,007
  Held-to-maturity.............................     54,143              58,700
Loans held-for-sale............................      6,485              11,241
Loans receivable, net..........................    525,908             512,879
Investment in real estate, net.................     12,673              13,501
Investment in Federal Home Loan Bank stock.....      3,479              10,884
Premises and equipment, net....................      6,006               5,958
Accrued interest receivable....................      3,744               3,835
Other assets...................................      3,050               3,845
                                                ----------          ----------
                                                $  655,707          $  665,257
                                                ----------          ----------
                                                ----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing accounts................. $  31,651           $   30,577
  Savings and NOW accounts.....................   120,985              121,432
  Certificates of deposit......................   394,233              384,678
  Accrued interest payable.....................     4,568                3,441
                                                ----------          ----------
       Total deposits..........................   551,437              540,128
                                                ----------          ----------
Federal Home Loan Bank advances................    47,400               68,400
Other liabilities..............................     3,709                4,906
                                                ----------          ----------
Total liabilities..............................   602,546              613,434
                                                ----------          ----------

Commitments and contingencies

Stockholders' equity:
  Common stock, $1.00 par value; authorized
    10,000,000 shares; 5,278,237 and 5,231,317
    shares issued and outstanding,
    respectively...............................     5,278               5,231
    Additional paid-in capital.................    28,301              28,115
    Retained earnings..........................    21,512              20,320
    Unearned compensation......................    (1,086)             (1,128)
    Net unrealized loss on securities, net of tax
     benefit of $435 and $369, respectively....      (844)               (715)
                                                ----------          ----------
       Total stockholders' equity..............    53,161               51,823
                                                ----------          ----------
                                               $  655,707           $  665,257
                                                ----------          ----------
                                                ----------          ----------

     The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
(Unaudited)

                                                  FOR THE THREE MONTHS ENDED
PALFED, INC.                                        MARCH 31      MARCH 31
AND SUBSIDIARIES                                      1997          1996
                                                    --------      --------
                                                        (IN THOUSANDS,
                                                    EXCEPT PER SHARE DATA)

Interest income:
  Loans receivable..............................   $  11,727    $  10,390
  Mortgage-backed securities....................       1,050        1,158
  Investment securities.........................         370          692
  Other.........................................          65           75
                                                   ---------    ---------
       Total interest income....................      13,212       12,315
                                                   ---------    ---------

Interest expense:
  Deposits......................................       6,387        6,002
  Other borrowings..............................         791        1,260
                                                   ---------    ---------
       Total interest expense...................       7,178        7,262
                                                   ---------    ---------

Net interest income.............................       6,034        5,053
Provision for estimated losses on loans.........         337          339
                                                   ---------    ---------
Net interest income after provision for
  estimated loan losses.........................       5,697        4,714

Noninterest income:
  Checking transaction fees.....................         552          604
  Financial services fees.......................         249          235
  Late charge and other fees....................         144          155
  Net trading account gains and losses..........         119          147
  Gain on sales of available-for-sale securities                      114
  Gains on sales of loans.......................          53          234
  Real estate operations........................        (152)        (154)
  Other.........................................         157          196
                                                   ---------    ---------
       Total noninterest income.................       1,122        1,531
                                                   ---------    ---------

Noninterest expenses:
  Compensation and employee benefits............       2,787        2,524
  Occupancy and equipment.......................         800          712
  Federal insurance premiums and assessments....         157          354
  Professional and outside service fees.........         345          282
  Data processing...............................         205          208
  Advertising and public relations..............         149          198
  Other.........................................         212          268
                                                   ---------    ---------
       Total noninterest expenses...............       4,655        4,546
                                                   ---------    ---------
Income before provision for income taxes........       2,164        1,699
Provision for income taxes......................         814          607
                                                   ---------    ---------
Net income......................................   $   1,350    $   1,092
                                                   ---------    ---------
                                                   ---------    ---------
Earnings per share..............................   $    0.25    $    0.21
                                                   ---------    ---------
                                                   ---------    ---------
Dividends per share.............................   $    0.03    $    0.02
                                                   ---------    ---------
                                                   ---------    ---------

     The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

                                                  FOR THE THREE MONTHS ENDED
PALFED, INC.                                        MARCH 31      MARCH 31
AND SUBSIDIARIES                                      1997          1996
                                                    --------      --------
                                                        (IN THOUSANDS)

Operating Activities:

Cash flows from operating activities :
  Net income...................................    $   1,350    $   1,092
  Adjustments to reconcile net income to cash
   provided by operations:
     Depreciation and amortization.............          213          184
     Provision for estimated losses on
       loans and real estate...................          337          394
     Other gains, net..........................         (253)        (439)
     Proceeds from sales of loans held-for-sale        2,766        3,061
     Originations of loans held-for-sale.......       (8,050)     (10,915)
     Proceeds from sales of trading account
       securities..............................       13,015        6,623
     Gain on sale of available-for-sale
       securities..............................                      (114)
     Changes in:
       Accrued interest receivable, net........           91          230
       Accrued interest payable................        1,127        2,270
       Other assets............................          862        1,208
       Other liabilities (excluding deferred
         income)...............................       (1,509)      (2,279)
     Other, net................................          102          447
                                                     ---------  ---------
     Net cash provided by operating activities        10,051        1,762
                                                     ---------  ---------

Investing activities:
Cash flows from investing activities:
   Proceeds from sale of FHLB stock...........         7,405
   Proceeds from sales of available-for-sale
     securities...............................                     18,723
   Principal collections on available-for-sale
     securities..............................            345        6,015
   Purchases of available-for-sale securities         (1,408)      (2,023)
   Net increase in loans receivable..........        (16,163)     (13,593)
   Principal collections and maturities of
     held-to-maturity securities.............          4,606        3,674
   Proceeds from sales of foreclosed
     real estate.............................            941          365
   Purchase of premises and equipment........           (275)        (274)
   Other, net................................            (83)       1,158
                                                    ---------   ---------
     Net cash provided by investing
       activities............................         (4,632)      14,045
                                                    ---------   ---------
                                                    ---------   ---------

Consolidated Statements of Cash Flows
(Unaudited)

                                                  FOR THE THREE MONTHS ENDED
PALFED, INC.                                        MARCH 31      MARCH 31
AND SUBSIDIARIES                                      1997          1996
                                                    --------      --------
                                                        (IN THOUSANDS)

Financing activities:
Cash flows from financing activities :
  Net increase in deposit accounts...........         10,182        6,413
  Proceeds from FHLB advances................         22,300       17,000
  Repayments of FHLB advances................        (43,300)     (47,100)
  Payment of cash dividend...................           (159)        (102)
  Other, net.................................            566          106
                                                    ---------   ---------
    Net cash used by financing activities....        (10,411)     (23,683)
                                                    ---------   ---------
Net decrease in cash and cash equivalents....         (4,992)      (7,876)
Cash and cash  equivalents,
  beginning of period........................         20,407        21,325
                                                    ---------   ----------
Cash and cash equivalents, end of period.....      $  15,415       $13,449
                                                    ---------   ----------
                                                    ---------   ----------
Supplemental disclosures of cash flow
  information:
  Cash paid for:
    Interest.................................      $   6,051        $3,732
    Income taxes.............................             16            17
  Supplemental schedule of noncash
    investing and financing activities:
    Securitizations of mortgage loans........      $  12,899        $6,476
    Conversion of adjustable rate and
      construction loans receivable to 30
      year fixed rate mortgage loans
      held-for-sale..........................          2,800         3,519
    Real estate acquired through
      foreclosure............................            884         1,959
    Financed sales of foreclosed real
      estate.................................            941           669
    Issuance of common stock as
      compensation...........................             12            47

     The accompanying notes are an integral part of these financial statements.

                         PALFED, INC. AND SUBSIDIARIES
                         -----------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

GENERAL
-------

The accounting and reporting policies of PALFED, Inc. and Subsidiaries (the "Company") conform to generally accepted accounting principles and to general practice within the thrift industry. They reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. These adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements, the related notes, and the report of independent accountants included in the Company's Annual Report to Shareholders for the year ended December 31, 1996. The year end consolidated statement of financial condition data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for a full year.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 127, "Deferral of Certain Provisions of FASB Statement No. 125". SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and also provides consistent standards for distinguishing financial asset sales from secured borrowings. Finally, SFAS No. 125 amended certain other standards related to extinguishments of debts, transfers of receivables with recourse, accounting for certain investments, mortgage servicing rights and mortgage banking activities. The adoption of SFAS No. 125 did not have a material impact on the financial condition or results of operations of the Company.

The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share", which simplifies the present standards for computing earnings per share ("EPS"). SFAS No. 128 replaces primary EPS with basic EPS which excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. SFAS No. 128 replaces fully diluted EPS with diluted EPS which reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised. SFAS No. 128 is effective for the Company as of December 31, 1997. The following presents EPS for the quarters ended March 31, 1997 and 1996 if SFAS No. 128 had been in effect:

                                            1997         1996
                                            ----         ----

Basic earnings per share...............    $0.26        $0.21
                                           -----        -----
                                           -----        -----
Diluted earnings per share.............    $0.25        $0.21
                                           -----        -----
                                           -----        -----
RECLASSIFICATIONS
-----------------

Certain accounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation. Included in these accounts are net reclassifications between operating and investing activities in the statements of cash flows of $1.0 million, relating to loans held-for-sale and trading securities.

2. INVESTMENT AND MORTGAGE-BACKED SECURITIES
   -----------------------------------------

Investment and mortgage-backed securities are summarized as follows:

                                        MARCH 31, 1997      DECEMBER 31, 1996
                                   --------------------  --------------------
                                   AMORTIZED     FAIR    AMORTIZED       FAIR
                                     COST       VALUE      COST         VALUE
                                   ---------  ---------  ---------  ---------
                                                  (IN THOUSANDS)

Available-for-sale
-------------------
Investment securities...........   $  15,937  $  15,591  $  15,964  $  15,768
Mortgage-backed securities......       9,359      9,213      8,161      8,239
                                   ---------  ---------  ---------  ---------
                                   $  25,296  $  24,804  $  24,125  $  24,007
                                   ---------  ---------  ---------  ---------
                                   ---------  ---------  ---------  ---------

Held-to-maturity
----------------
Investment securities...........   $   3,964  $   3,867  $   6,962  $   6,947
Mortgage-backed securities......      50,179     49,856     51,738     52,275
                                   ---------  ---------  ---------  ---------
                                   $  54,143  $  53,723  $  58,700  $  59,222
                                   ---------  ---------  ---------  ---------
                                   ---------  ---------  ---------  ---------

              -----------------------------------------------------
                                  (Unaudited)


3. LOANS RECEIVABLE
   ----------------

Loans receivable are summarized as follows:

                                                  MARCH 31   DECEMBER 31
                                                    1997         1996
                                                 ----------  ------------
                                                     (IN THOUSANDS)

Loan collateralized by real estate:
  Permanent residential mortgage..............  $  226,350   $  224,955
  Construction................................      57,806       54,816
  Second mortgage.............................      54,980       56,022
  Commercial..................................     153,403      145,685
Loans collateralized by other property:
  Consumer....................................      36,630       34,903
  Commercial..................................      16,096       16,209
Loans collateralized by savings accounts......       4,726        4,725
                                                ----------  ------------
                                                   549,991      537,315
Less:
  Loans in process............................     (15,905)     (16,263)
  Unamortized yield adjustments...............      (1,217)      (1,190)
  Allowance for estimated losses..............      (6,961)      (6,983)
                                                ----------  ------------
                                                $  525,908   $  512,879
                                                ----------  ------------
                                                ----------  ------------

Changes in the allowance for estimated loan losses are summarized as follows for the three months ended March 31:

                                             1997       1996
                                           ---------  ---------
                                              (IN THOUSANDS)

Balance, beginning of period...........  $   6,983  $   8,417
Provisions.............................        337        339
Charge-offs............................       (545)      (733)
Recoveries.............................        186        172
                                           ---------  ---------
Balance, end of period.................  $   6,961  $   8,195
                                           ---------  ---------
                                           ---------  ---------

At March 31, 1997, the recorded investment in loans for which impairment has been recognized totalled approximately $4.2 million, of which $459,000 related to loans with a corresponding valuation allowance of $139,000. The impaired loans at March 31, 1997, were measured for impairment using the fair value of the collateral as substantially all of these loans were collateral dependent. For the quarter ended March 31, 1997, the average recorded investment in impaired loans was approximately $6.2 million and the interest income recognized on impaired loans was $97,000. Impaired loans are summarized as follows at March 31:

                                            1997       1996
                                          ---------  ---------
                                             (IN THOUSANDS)

Construction loans.....................  $     443  $     436
Commercial real estate loans...........      3,049      9,230
Consumer loans.........................        190
Residential mortgage...................        515        781
                                         ---------  ---------
                                         $   4,197  $  10,447
                                         ---------  ---------
                                         ---------  ---------

             ------------------------------------------------------
                                  (Unaudited)

4. COMMITMENTS AND CONTINGENCIES
   -----------------------------

The Company has salary continuation agreements with nine officers which grant these officers the right to receive up to three times their average annual compensation for the five years preceding a change of control of the Company and a change of duties or salary for such officers. The maximum contingent liability for salary continuation under these agreements is approximately $2.9 million at March 31, 1997.

Concurrent with the 1990 sale of the Woodside Plantation Country Club ("WPCC"), the Company entered into an agreement with WPCC to purchase club memberships. This obligation to purchase memberships, based on future lot sales, is subject to an annual limitation and depends upon whether full or partial memberships are purchased. The maximum liability under this contingency, assuming the annual limitation is met and partial memberships are purchased, is approximately $1.2 million. In 1993, the Company sold the remaining lots and certain other real estate at Woodside Plantation and the purchaser assumed the Company's obligations under this agreement. The Company remains contingently liable under this agreement.

5. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
   -------------------------------------------------

The amounts of financial instruments with off-balance-sheet risk are as follows at the dates indicated:

                                                       MARCH 31    DECEMBER 31
                                                         1997          1996
                                                      -----------  ------------
                                                           (IN THOUSANDS)

Financial instruments whose contract amounts
  represent credit risk:
  Commitments to originate loans...................   $  34,374    $   32,908
                                                     -----------  ------------
                                                     -----------  ------------
  Unused lines of credit...........................   $  36,290    $   35,560
                                                     -----------  ------------
                                                     -----------  ------------
  Standby letters of credit........................   $   1,156    $    1,004
                                                     -----------  ------------
                                                     -----------  ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------------------------

OVERVIEW
--------

The Company's net earnings for the three months ended March 31, 1997 were $1.3 million or $0.25 per common share compared to $1.1 million or $0.21 per common share for the three months ended March 31, 1996. The increase of $260,000 is primarily attributable to an increase of $983,000 in net interest income offset in part by a decrease of $409,000 in noninterest income and an increase in the provision for income tax.

The Company's annualized return on equity increased to 10.3% from 8.4% in the quarter ended March 31, 1996. The Company's efficiency ratio also improved to 65.2% from 71.8% in the prior year's quarter.

In March 1997, Palmetto Federal opened its 22nd branch on Hilton Head Island, South Carolina. This branch is the Bank's second on the Island.

COMPARISON OF 1997 AND 1996 OPERATING RESULTS
---------------------------------------------

NET INTEREST INCOME
-------------------

Net interest income was $6.0 million for the quarter ended March 31, 1997, an increase of $983,000 or 19.4% compared to the quarter ended March 31, 1996. The improvement was primarily due to increased interest-earning assets caused principally by a $63.0 million increase in average loans receivable. In addition, rates paid on time deposits and Federal Home Loan Bank advances decreased as did the average balances of the advances, which offset the additional interest expense paid on increased levels of deposits.

The following table summarizes rates, yields and average interest-earning assets and interest-bearing liabilities for the three months ended March 31, 1997 and 1996 (dollars in thousands).

                                                                                        1997                     1996
------------------------------------------------------------------------------------------------------------------------------
                                                                               AVERAGE                  AVERAGE
                                                                               BALANCE    YIELD/ RATE   BALANCE    YIELD/ RATE
------------------------------------------------------------------------------------------------------------------------------

Interest-bearing deposits................................................. $    4,955        5.22%    $    4,419     5.25%
Loans receivable..........................................................    530,849        8.84        467,892     8.88
Mortgage-backed securities................................................     60,089        6.99         68,439     6.77
Total investments.........................................................     21,164        5.64         36,060     5.50
FHLB stock................................................................      4,021        7.25         10,884     7.21
------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets............................................. $  621,078        8.51%    $  587,694     8.38%
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Liabilities:
  Retail savings deposits................................................. $   34,178        2.67%    $   31,230     2.56%
  Retail time deposits....................................................    393,975        5.78        365,751     5.94
  Demand deposits.........................................................    115,978        1.91         99,316     1.64
  FHLB advances...........................................................     57,675        5.56         76,950     6.59
------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities...................................... $  601,806        4.84%    $  573,247     5.10%
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
     Net interest margin..................................................                   3.67%                   3.28%
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
     Net yield............................................................                   3.89%                   3.44%
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Palmetto Federal's net interest income during the periods indicated.

                                                                                     MARCH 1997 VERSUS MARCH 1996
                                                                                         INCREASE (DECREASE)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                 RATE/
                                                                         VOLUME      RATE        VOLUME        TOTAL
--------------------------------------------------------------------------------------------------------------------------
                                                                                            (IN THOUSANDS)
Changes in:
  Interest income:
    Loans receivable.................................................  $   1,395  $     (51)  $      (7)  $   1,337
    Mortgage-backed securities.......................................       (139)        37          (5)       (107)
    Investments......................................................       (317)       (27)         12        (332)
--------------------------------------------------------------------------------------------------------------------------
  Total interest income..............................................        939        (41)          0         898
--------------------------------------------------------------------------------------------------------------------------
  Interest expense:
    Deposits.........................................................        503       (108)        (10)        385
    Other borrowed money.............................................       (321)      (197)         49        (469)
--------------------------------------------------------------------------------------------------------------------------
  Total interest expense.............................................        182       (305)         39         (84)
--------------------------------------------------------------------------------------------------------------------------
Net interest income (expense)........................................  $     757  $     264   $     (39)  $     982
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
------------------

Noninterest income was $1.1 million for the quarter ended March 31, 1997, a decrease of $409,000 or 26.7% from the 1996 quarter. The decrease was primarily attributable to a decrease of $323,000 in gains on sales of securities and loans. The 1996 quarter included a gain of $191,000 from the sale of a nonperforming commercial real estate loan and a $150,000 gain from the sale of Federal National Mortgage Association ("FNMA") stock. Other noninterest income decreased $39,000, due primarily to a decrease in insurance commissions on consumer life products.

NONINTEREST EXPENSES
--------------------

Noninterest expenses were $4.7 million and $4.5 million for the quarters ended March 31, 1997 and 1996, respectively. The Company has experienced increased costs associated with the expansion of its branch network. Full-time equivalent employees increased from 277 at March 31, 1996 to 301 at March 31, 1997. In addition, occupancy and equipment and professional fees increased over the comparable quarters. These increases were offset by decreases in FDIC deposit insurance premiums and decreased amortization of intangible assets.

The primary components of compensation and employee benefits for the three months ended March 31 follow:

                                                 1997            1996
                                               ---------       ---------
                                                     (IN THOUSANDS)

Salaries and commissions....................  $   2,282        $   2,090
Incentive programs..........................        255              254
Medical and retirement expenses.............        247              213
Payroll and other taxes.....................        235              207
Other expenses..............................         28               23
                                              ---------        ---------
                                                  3,047            2,787
Capitalized costs of loan originations......       (260)            (263)
                                              ---------        ---------
Compensation and employee benefits..........  $   2,787        $   2,524
                                              ---------        ---------
                                              ---------        ---------

Salaries and commissions increased by 9.2% due to average merit wage increases and additional employees at 5 new Palmetto Federal offices. Medical and retirement expenses and payroll and other taxes also increased in 1997 due primarily to increased numbers of employees.

Professional and outside service fees increased due primarily to increased expenses associated with the Company's 1997 annual shareholders' meeting. Occupancy and equipment expense increased 12.4% due primarily to expenses related to the Company's new branches and offices.

Federal insurance premiums and assessments declined by $197,000 in 1997, despite the increase in insurable deposits, due to the decreased FDIC premiums following the September 1996 Savings Association Insurance Fund recapitalization. The 24.7% decrease in advertising and public relations expense resulted from decreased expenses related to special events and public relations. However, management expects general marketing expenses to increase in the quarter ending June 30, 1997, as the Company introduces a print and television campaign to position Palmetto Federal as "South Carolina's Bank".

Other noninterest expenses during the 1996 quarter included $62,000 in goodwill and core deposit intangible amortization. As these assets were written off in December 1996, the 1997 amount includes no amortization expense.

LENDING ACTIVITIES
------------------

During the quarter ended March 31, 1997, the Company originated $52.7 million in loans compared to $54.4 million for the quarter ended March 31, 1996.

Residential mortgage loan originations were $31.0 million in 1997 compared to $36.8 million for the quarter ended March 31, 1996. The decline resulted principally from an increase in quoted interest rates for mortgage loans which were higher in 1997 than in the first quarter of 1996. The lower rates in 1996 resulted in $10.0 million of loan refinancings compared to $5.2 million in 1997. The Company's newer markets continued to contribute to residential loan originations. The Lexington, Columbia and Charleston offices originated 44.6% of these loans in 1997 compared to 22.4% during the first quarter of 1996.

Commercial real estate loan originations increased to $13.1 million during the 1997 quarter, compared to $4.4 million in the first quarter of 1996. The 1997 originations included 6 loans of $1.0 million or more, although only 3 of these were fully funded during the quarter.

ASSET/LIABILITY MANAGEMENT
--------------------------

Asset and liability management is the process by which Palmetto Federal attempts to maximize net interest income while minimizing the adverse effects of potential interest rate changes (interest rate risk). The Company's Asset and Liability Committee makes weekly pricing and marketing decisions on deposit and loan products in conjunction with managing the Company's interest rate risk. The Investment Committee of the Board of Directors reviews the Bank's investment and mortgage-backed securities portfolios, FHLB advances and other borrowings as well as the Company's asset and liability policies. Additionally, the Investment Committee monitors the interest rate risk of the Bank's balance sheet.

In January 1997, the Federal Home Loan Bank ("FHLB") of Atlanta redeemed all stock held by member institutions in excess of their minimum required amount. Palmetto Federal used these funds, approximately $7.0 million, along with increased retail deposits to reduce FHLB advances by $21.0 million. This reduction in FHLB advances contributed to the reduction in the cost of funds for the 1997 quarter.

NONPERFORMING ASSETS AND RESTRUCTURED LOANS
-------------------------------------------

The provision for estimated losses on loans during the 1997 quarter was virtually unchanged from the 1996 quarter. Net charge-offs for the 1997 quarter were $359,000 compared to $561,000 for the 1996 quarter. Charge-offs decreased in 1997 because the 1996 charge-offs included one $300,000 entry related to a commercial real estate loan which was foreclosed during the quarter.

Nonperforming assets (nonaccrual loans and foreclosed real estate ("REO")) and restructured loans, net of specific allowances, decreased from $17.7 million or 2.7% of total assets at December 31, 1996 to $16.5 million or 2.5% of total assets at March 31, 1997. The table below sets forth Palmetto Federal's nonaccrual and restructured loans and foreclosed real estate at the dates indicated.

                                          MARCH 31    DECEMBER 31    MARCH 31
                                           1997          1996         1996
                                        -----------  ------------  -----------
                                               (DOLLARS IN THOUSANDS)

Nonaccrual loans........................  $   3,308    $    3,971    $   6,249
Foreclosed real estate..................      7,006         7,187        9,112
Restructured loans......................      6,211         6,533       10,472
                                          ---------    ----------    ---------
                                          $  16,525    $   17,691    $  25,833
                                          ---------    ----------    ---------
                                          ---------    ----------    ---------
General loan loss allowance as a
  percentage of the total...............      40.9%         36.2%        27.8%
                                          ---------    ----------    ---------
Total as a percentage of
  loans receivable, net.................       3.1%          3.4%         5.4%
                                          ---------    ----------    ---------
                                          ---------    ----------    ---------
Total as a percentage of total assets...       2.5%          2.7%         4.1%
                                          ---------    ----------    ---------
                                          ---------    ----------    ---------

Although the allowance for estimated loan losses of $7.0 million at March 31, 1997 had declined from the March 31, 1996 level of $8.2 million, the coverage ratio in the table above increased from 27.8% at March 31, 1996 to 40.9% at March 31, 1997.

Changes in the components of nonperforming assets and restructured loans during the three months ended March 31, 1997 were as follows:

                                                                    NONACCRUAL              RESTRUCTURED
                                                                       LOANS        REO         LOANS        TOTAL
                                                                    -----------  ---------  -------------  ---------
                                                                                      (IN THOUSANDS)

December 31, 1996.................................................   $   3,971   $   7,187    $   6,533    $  17,691
Performing loans which became nonperforming.......................       1,464         474          611        2,549
Upgrades due to performance.......................................        (340)                  (1,562)      (1,902)
Sales.............................................................                  (1,334)                   (1,334)
Net principal collections.........................................         (64)                    (515)        (579)
Nonaccrual loans restructured.....................................      (1,023)                   1,023            0
Net change in allowances..........................................                                  121          121
Charge-offs and write downs.......................................         (21)                                  (21)
Nonaccrual loans which became REO.................................        (679)        679                         0
                                                                    -----------  ---------       ------    ---------
March 31, 1997....................................................   $   3,308   $   7,006    $   6,211    $  16,525
                                                                    -----------  ---------       ------    ---------
                                                                    -----------  ---------       ------    ---------

New nonaccrual loans consist of a loan of $300,000 collateralized by a restaurant and lounge in Beaufort, South Carolina and several other loans none of which exceeds $165,000. Nonaccrual loans restructured consists of a $1.0 million commercial real estate loan collateralized by a townhouse apartment complex in Charleston, South Carolina. The Bank upgraded this loan because it was brought current during the quarter, however because the loan had been previously restructured, it was returned to this category.

Palmetto Federal sold $1.3 million of foreclosed real estate which consisted primarily of residential homes, none of which had a carrying value greater than $275,000. The Bank had new foreclosures which consisted primarily of a commercial real estate loan with a carrying value of $250,000 collateralized by a manufacturing plant and equipment in Beaufort, South Carolina, and 10 other properties, none of which exceeded $222,000.

Potential problem loans represent loans that are current as to payment of principal and interest, but where management has doubts about the borrower's ability to comply with present repayment terms. These loans are not included in the above table of nonperforming assets and restructured loans. These loans, primarily commercial real estate loans, totalled approximately $14.7 million and $14.5 million at March 31, 1997 and December 31, 1996, respectively.

The Bank's total criticized assets include its nonperforming assets and restructured loans of $16.5 million as well as its potential problem loans of $14.7 million. The following table summarizes the Bank's criticized assets as of the dates indicated:

                                           MARCH 31    DECEMBER 31    MARCH 31
                                             1997          1996         1996
                                         -----------  ------------  -----------
                                                     (IN THOUSANDS)

Special mention........................   $  14,813    $   13,278    $  14,437
Substandard............................      15,113        17,702       24,665
Doubtful...............................         364           364          116
Loss...................................         913         1,220        1,266
                                        -----------  ------------  -----------
                                          $  31,203    $   32,564    $  40,484
                                        -----------  ------------  -----------
                                        -----------  ------------  -----------

REAL ESTATE DEVELOPMENT ACTIVITY
--------------------------------

The Company continues to have a significant concentration of risk related to Woodside Plantation, exclusive of loans to individual homeowners, consisting of real estate held for development, acquisition and development loans, foreclosed real estate and a 50% interest in a partnership. During the quarter ended March 31, 1997, the total carrying value of these components decreased from $12.5 million to $11.9 million, primarily due to loan payments resulting from lot sales and the sale of a house on one of the lots received in the 1995 restructuring.

Effective April 1, 1996, the Company modified the Woodside Plantation Country Club loans from amortizing to interest-only payments for one year. Effective April 1, 1997, these loans resumed amortization of principal.

LIQUIDITY
---------

Palmetto Federal's principal sources of funds are deposits, loan repayments, proceeds from sales and principal payments of invest-ment and mortgage-backed securities and loans, FHLB advances, other borrowings, and retained earnings. The liquidity of Palmetto Federal's operations is measured by the ratio of cash and short-term investments as defined by the Office of Thrift Supervision ("OTS") regulations to the sum of savings and borrowings payable in one year, less loans on savings. The Bank's average liquidity level for March 1997 of 6.1% was in excess of the required amount of 5.0%.

REGULATORY MATTERS
------------------

Under current OTS regulations, savings associations must satisfy three minimum capital requirements: tangible, core and risk-based. At March 31, 1997, Palmetto Federal's regulatory capital was 6.9% for both tangible and core capital and 10.7% for risk-based capital, exceeding both the regulatory minimum levels and the well capitalized standards under the Prompt Corrective Action regulations adopted by the OTS under the FDIC Improvement Act of 1991.

RECENT ACCOUNTING AND REPORTING CHANGES
---------------------------------------

Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 127, "Deferral of Certain Provisions of FASB Statement No. 125". SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and also provides consistent standards for distinguishing financial asset sales from secured borrowings. Finally, SFAS No. 125 amended certain other standards related to extinguishments of debts, transfers of receivables with recourse, accounting for certain investments, mortgage servicing rights and mortgage banking activities. The adoption of SFAS No. 125 did not have a material impact on the financial condition or results of operations of the Company.

The FASB has issued SFAS No. 128, "Earnings Per Share", which simplifies the present standards for computing earnings per share ("EPS"). SFAS No. 128 replaces primary EPS with basic EPS which exludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. SFAS No. 128 replaces fully diluted EPS with diluted EPS which reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised. SFAS No. 128 is effective for the Company as of December 31, 1997.

PART II.  Other Information

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the 1997 PALFED Annual Meeting of Shareholders held on April 22, 1997, there were 5,196,205 shares present in person or in proxy of the 5,286,554 shares of common stock entitled to vote at the Annual Meeting.

      Proposal 1- Election of Directors. The shareholders elected William F. Cochrane, Edward Larry Hutto, and Charles E. Simons, III as directors of the Company for three year terms ending in 2000 and elected Edwin S. Pearlstine, Jr. for a two year term ending in 1999. Pursuant to Regulation 14 of the Securities Exchange Act of 1934, as amended, management solicited proxies for the Annual Meeting and there were no solicitations in opposition to management's nominees. The director nominees received the following votes:

                                                       NUMBER OF VOTES
                                                    ---------------------
                                                       FOR      WITHHELD
                                                    ----------  ---------

     William F. Cochrane.........................   4,646,283    549,922
     Edward Larry Hutto..........................   4,646,142    550,063
     Charles E. Simons, III......................   4,645,942    550,263
     Edwin S. Pearlstine, Jr. ...................   4,830,251    365,954


      There were no broker nonvotes on Proposal 1. The continuing directors for the Company are Patrick D. Cunning, Harold D. Kingsmore, R. Bruce McBratney, Albert H. Peters, Jr., Ambrose L. Schwallie and John C. Troutman.

      Proposal 2--Nonbinding Shareholder Resolution. The vote on a nonbinding, advisory shareholder resolution proposing that the board of directors immediately take the necessary steps to achieve a sale, merger or other acquisition of the Company was as follows:

                                                          NUMBER OF VOTES
                                                          ---------------

      For:.............................................      2,546,983
      Against:.........................................      1,882,018
      Abstain:.........................................         39,792
      Broker Nonvotes:.................................        727,412


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits
      Exhibit 11.1 Statement regarding computation of per share data is included in Item 1 and incorporated herein by reference.

      (b) Reports on Form 8-K
      The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PALFED, INC.
                                ------------

                                (REGISTRANT)



DATE: MAY 13, 1997              /S/ JOHN C. TROUTMAN
      --------------------      --------------------------------------------
                                JOHN C. TROUTMAN
                                PRESIDENT AND CHIEF
                                EXECUTIVE OFFICER



DATE: MAY 13, 1997              /S/ DARRELL R. RAINS
      --------------------      --------------------------------------------
                                DARRELL R. RAINS
                                EXECUTIVE VICE PRESIDENT
                                AND CHIEF FINANCIAL
                                OFFICER



DATE: MAY 13, 1997              /S/ MICHAEL B. SMITH
      --------------------      --------------------------------------------
                                MICHAEL B. SMITH
                                SENIOR VICE PRESIDENT
                                AND CONTROLLER