Form 10-Q
period 1997-06-30
PALFED INC
filed 1997-08-14
CIK 793075

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                        -------------------------------

               Quarterly Report Under Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

For the quarter ended                     SEC Commission File
June 30, 1997                            Docket Number 0-15334
----------------------                   ---------------------


                                  PALFED, INC.
     -------------------------------------------------------------------

               (Exact name of registrant as specified in its charter)

South Carolina                                              57-0821295
--------------------------------                           -------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                            identification
                                                           number)

107 Chesterfield Street South
Aiken, South Carolina                                            29801
--------------------------------                                 ------
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

There were 5,284,113 shares of Common Stock outstanding on June 30, 1997.

                                PALFED, Inc.

                      Quarterly Report on Form 10-Q
                   For The Quarter Ended June 30, 1997

                              TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

ITEM                                                         PAGE
----                                                       -------

1. Financial Statements

     Consolidated Statements of Financial
     Condition as of June 30, 1997 and
     December 31, 1996.                                        3

     Consolidated Statements of Income
     for the Three and Six Months Ended
     June 30, 1997 and 1996.                                   4

     Consolidated Statements of Cash
     Flows for the Six Months Ended
     June 30, 1997 and 1996.                                   5

     Notes to Consolidated Financial Statements                7

2. Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                               11

PART II--OTHER INFORMATION

ITEM
----

4. Submission of Matters To a Vote of
     Security Holders                                         19

5. Other Information                                          19

6. (a) Exhibits                                               19
   (b) Reports on Form 8-K                                    19

Exhibit 10.1                                                  20

Exhibit 11.1                                                  21

SIGNATURES                                                    22

Consolidated Statements of Financial Condition
(Unaudited)

PALFED, INC.                                                                               JUNE 30    DECEMBER 31
AND SUBSIDIARIES                                                                             1997         1996
                                                                                          ----------  ------------
                                                                                        (in thousands, except share data)

ASSETS

Cash and due from banks.................................................................  $   12,748   $   16,942
Interest-bearing deposits with other banks..............................................       4,345        3,465
Investment and mortgage-backed securities:
   Available-for-sale...................................................................      25,719       24,007
   Held-to-maturity.....................................................................      52,453       58,700
Loans held-for-sale.....................................................................       7,227       11,241
Loans receivable, net...................................................................     534,056      512,879
Investment in real estate, net..........................................................      11,709       13,501
Investment in Federal Home Loan Bank stock..............................................       3,479       10,884
Premises and equipment, net.............................................................       5,943        5,958
Accrued interest receivable.............................................................       3,987        3,835
Other assets............................................................................       3,197        3,845
                                                                                          ----------  ------------

                                                                                          $  664,863   $  665,257
                                                                                          ----------  ------------
                                                                                          ----------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
      Noninterest-bearing accounts......................................................  $   33,523   $   30,577
      Savings and NOW accounts..........................................................     122,759      121,432
      Certificates of deposit...........................................................     400,494      384,678
      Accrued interest payable..........................................................       5,456        3,441
                                                                                          ----------  ------------
          Total deposits................................................................     562,232      540,128


Federal Home Loan Bank advances.........................................................      42,600       68,400
Other liabilities.......................................................................       5,258        4,906
                                                                                          ----------  ------------
Total liabilities.......................................................................     610,090      613,434
                                                                                          ----------  ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $1.00 par value; authorized 10,000,000 shares; 5,284,113 and 5,231,317
    shares issued and outstanding, respectively.........................................       5,284        5,231
  Additional paid-in capital............................................................      28,343       28,115
  Retained earnings.....................................................................      22,811       20,320
  Unearned compensation.................................................................      (1,048)      (1,128)
  Net unrealized loss on securities, net of tax benefit of $318 and $369, respectively..        (617)        (715)
                                                                                          ----------  ------------
    Total stockholders' equity..........................................................      54,773       51,823
                                                                                          ----------  ------------

                                                                                          $  664,863   $  665,257
                                                                                          ----------  ------------
                                                                                          ----------  ------------

    The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
(Unaudited)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                        --------------------  --------------------
PALFED, INC.                                                             JUNE 30    JUNE 30    JUNE 30    JUNE 30
AND SUBSIDIARIES                                                           1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

Interest income:
  Loans receivable....................................................  $  12,184  $  10,764  $  23,911  $  21,154
  Mortgage-backed securities..........................................      1,034      1,005      2,084      2,163
  Investment securities...............................................        355        595        725      1,287
  Other...............................................................         52         49        117        124
                                                                        ---------  ---------  ---------  ---------
        Total interest income.........................................     13,625     12,413     26,837     24,728
                                                                        ---------  ---------  ---------  ---------

Interest expense:
  Deposits............................................................      6,594      6,038     12,981     12,040
  Other borrowings....................................................        642        970      1,433      2,230
                                                                        ---------  ---------  ---------  ---------
        Total interest expense........................................      7,236      7,008     14,414     14,270
                                                                        ---------  ---------  ---------  ---------
Net interest income...................................................      6,389      5,405     12,423     10,458
Provision for estimated losses on loans...............................        287        247        624        586
                                                                        ---------  ---------  ---------  ---------
Net interest income after provision for estimated loan losses.........      6,102      5,158     11,799      9,872

Noninterest income:
  Checking transaction fees...........................................        523        597      1,075      1,201
  Financial services fees.............................................        121        220        370        455
  Late charge and other fees..........................................        109        121        253        276
  Net trading account gains and losses................................         89        (15)       208        132
  Gain on sales of available-for-sale securities......................         15         60         15        174
  Gain on sales of loans..............................................         63         49        116        283
  Real estate operations..............................................       (328)       (21)      (480)      (175)
  Other...............................................................        213        193        370        389
                                                                        ---------  ---------  ---------  ---------
        Total noninterest income......................................        805      1,204      1,927      2,735
                                                                        ---------  ---------  ---------  ---------

Noninterest expenses:
  Compensation and employee benefits..................................      2,672      2,456      5,460      4,980
  Occupancy and equipment.............................................        785        711      1,585      1,464
  Federal insurance premiums and assessments..........................        162        353        319        707
  Professional and outside service fees...............................        388        418        733        700
  Data processing.....................................................        229        251        434        418
  Advertising and public relations....................................        212        225        361        423
  Other...............................................................        157        222        368        490
                                                                        ---------  ---------  ---------  ---------
        Total noninterest expenses....................................      4,605      4,636      9,260      9,182
                                                                        ---------  ---------  ---------  ---------
Income before provision for income taxes..............................      2,302      1,726      4,466      3,425
Provision for income taxes............................................        845        595      1,659      1,202
                                                                        ---------  ---------  ---------  ---------
Net income............................................................  $   1,457  $   1,131  $   2,807  $   2,223
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Earnings per share....................................................  $    0.27  $    0.22  $    0.53  $    0.43
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Dividends per share...................................................  $    0.03  $    0.02  $    0.06  $    0.04
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)



                                                                                                  SIX MONTHS
                                                                                                ENDED JUNE 30,
PALFED, INC.                                                                                --------------------
AND SUBSIDIARIES                                                                               1997       1996
                                                                                            ---------  ---------

                                                                                                  (IN THOUSANDS)

Operating Activities:
Cash flows from operating activities :
  Net income..............................................................................  $   2,807  $   2,223
  Adjustments to reconcile net income to cash provided by operations:
    Depreciation and amortization.........................................................        378        402
    Provision for estimated losses on loans and real estate...............................        849        655
    Other gains, net......................................................................       (169)      (603)
    Proceeds from sales of loans held-for-sale............................................      6,115     12,118
    Originations of loans held-for-sale...................................................    (18,816)   (24,348)
    Proceeds from sales of trading account securities.....................................     24,016      9,542
    Gain on sale of available-for-sale securities.........................................        (15)      (174)
    Changes in:
        Accrued interest receivable, net..................................................       (152)       252
        Accrued interest payable..........................................................      2,015      2,860
        Other assets......................................................................        598        944
        Other liabilities (excluding deferred income).....................................       (434)    (2,265)
    Other, net............................................................................        114        702
                                                                                            ---------  ---------
    Net cash provided by operating activities.............................................     17,306      2,308
                                                                                            ---------  ---------

Investing activities:
Cash flows from investing activities:
  Proceeds from sale of FHLB stock........................................................      7,405
  Proceeds from sales of available-for-sale securities....................................      2,708     19,001
  Principal collections on available-for-sale securities..................................        736     11,992
  Purchases of available-for-sale securities..............................................     (5,131)    (2,572)
  Net increase in loans receivable........................................................    (28,543)   (28,427)
  Purchases of held-to-maturity securities................................................                (4,068)
  Principal collections and maturities of held-to-maturity securities.....................      6,350      5,732
  Proceeds from sales of foreclosed real estate...........................................      1,182      1,857
  Purchase of premises and equipment......................................................       (449)      (921)
  Other, net..............................................................................         13      1,024
                                                                                            ---------  ---------
    Net cash provided by investing activities.............................................    (15,729)     3,618
                                                                                            ---------  ---------


Consolidated Statements of Cash Flows
(Unaudited)

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
PALFED, INC.                                                1997          1996
AND SUBSIDIARIES                                          --------     --------
                                                              (IN THOUSANDS)

Financing activities:
Cash flows from financing activities :
  Net increase in deposit accounts....................     20,090       18,062
  Proceeds from FHLB advances.........................     56,150       50,800
  Repayments of FHLB advances.........................    (81,950)     (79,900)
  Payment of cash dividend............................       (317)        (209)
  Other, net..........................................      1,136          427
                                                          -------      -------
Net cash used by financing activities.................     (4,891)     (10,820)
                                                          -------      -------
Net decrease in cash and cash equivalents.............     (3,314)      (4,894)
Cash and cash  equivalents, beginning of period.......     20,407       21,325
                                                          -------      -------

Cash and cash equivalents, end of period..............  $  17,093      $16,431
                                                          -------      -------
                                                          -------      -------

Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest..........................................  $  12,400      $10,345
    Income taxes......................................      1,200          797
Supplemental schedule of noncash investing and
 financing activities:
   Securitizations of mortgage loans..................  $  23,808      $ 9,411
   Conversion of adjustable rate and construction
     loans receivable to 30 year fixed rate mortgage
     loans held-for-sale..............................      6,955        6,125
   Real estate acquired through foreclosure...........      1,282        2,677
   Financed sales of foreclosed real estate...........      1,498        1,042
   Issuance of common stock as compensation...........         36           81









   The accompanying notes are an integral part of these financial statements.

                         PALFED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The accounting and reporting policies of PALFED, Inc. and Subsidiaries (the "Company") conform to generally accepted accounting principles and to general practice within the thrift industry. They reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. These adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements, the related notes, and the report of independent accountants included in the Company's Annual Report to Shareholders for the year ended December 31, 1996. The year end consolidated statement of financial condition data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for a full year.

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

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 128, "Earnings Per Share", which simplifies the present standards for computing earnings per share ("EPS"). SFAS No. 128 replaces primary EPS with basic EPS which excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. SFAS No. 128 replaces fully diluted EPS with diluted EPS which reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised. SFAS No. 128 is effective for the Company as of December 31, 1997. The following presents EPS for the three and six months ended June 30, 1997 and 1996 if SFAS No. 128 had been in effect:


                                                                                     THREE MONTHS            SIX MONTHS
                                                                                   1997        1996        1997       1996
                                                                                 ---------  -----------  ---------  ---------

Basic earnings per share.......................................................  $    0.28   $    0.22   $    0.54  $    0.43
                                                                                 ---------   ---------   ---------  ---------
                                                                                 ---------   ---------   ---------  ---------

Diluted earnings per share.....................................................  $    0.27   $    0.22   $    0.53  $    0.43
                                                                                 ---------   ---------   ---------  ---------
                                                                                 ---------   ---------   ---------  ---------

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure", which consolidates the existing requirements to disclose certain information about an entity's capital structure and is not expected to change the Company's current capital structure disclosures. SFAS No. 129 is effective for the Company for the year ending December 31, 1997.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than investments by owners and distributions to owners. The FASB believes that SFAS No. 130 should help investors, creditors and others in assessing a company's activities and the timing and magnitude of its future cash flows. For the Company, the primary difference between net income and comprehensive income is the change in unrealized gains and losses on securities available-for-sale. SFAS No. 130 is not expected to have a materially adverse impact on the consolidated financial position of the Company and is effective for the year ending December 31, 1998.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes new standards for public companies to report information about operating segments in annual financial statements and also requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has not yet determined the impact of SFAS No. 131 on the Company's future disclosures. SFAS No. 131 is effective for the Company beginning January 1, 1998.

RECLASSIFICATIONS

    Certain accounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation. Included in these accounts are net reclassifications between operating and investing activities in the statements of cash flows of $2.4 million, relating to loans held-for-sale and trading securities.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT AND MORTGAGE-BACKED SECURITIES

Investment and mortgage-backed securities are summarized as follows:

                                                                          JUNE 30, 1997        DECEMBER 31, 1996
                                                                       --------------------  ----------------------
                                                                       AMORTIZED    FAIR      AMORTIZED     FAIR
                                                                         COST       VALUE       COST        VALUE
                                                                       ---------  ---------  -----------  ---------


                                                                                      (IN THOUSANDS)

Available-for-sale
Investment securities................................................  $  16,911  $  16,735   $  15,964   $  15,768
Mortgage-backed securities...........................................      8,929      8,984       8,161       8,239
                                                                       ---------  ---------  -----------  ---------

                                                                       $  25,840  $  25,719   $  24,125   $  24,007
                                                                       ---------  ---------  -----------  ---------
                                                                       ---------  ---------  -----------  ---------

Held-to-maturity
Investment securities................................................  $   3,966  $   3,919   $   6,962   $   6,947
Mortgage-backed securities...........................................     48,487     49,029      51,738      52,275
                                                                       ---------  ---------  -----------  ---------
                                                                       $  52,453  $  52,948   $  58,700   $  59,222
                                                                       ---------  ---------  -----------  ---------
                                                                       ---------  ---------  -----------  ---------

3. LOANS RECEIVABLE

Loans receivable are summarized as follows at the indicated dates:

                                                                                           JUNE 30    DECEMBER 31
                                                                                             1997         1996
                                                                                          ----------  ------------
                                                                                                (IN THOUSANDS)

Loans collateralized by real estate:
  Permanent residential mortgage........................................................  $  230,801   $  224,955
  Construction..........................................................................      64,520       54,816
  Second mortgage.......................................................................      55,025       56,022
  Commercial............................................................................     155,006      145,685
Loans collateralized by other property:
  Consumer..............................................................................      33,489       34,903
  Commercial............................................................................      17,522       16,209
  Loans collateralized by savings accounts..............................................       4,504        4,725
                                                                                          ----------  ------------
                                                                                             560,867      537,315

Less:
  Loans in process......................................................................     (18,393)     (16,263)
  Unamortized yield adjustments.........................................................      (1,203)      (1,190)
  Allowance for estimated losses........................................................      (7,215)      (6,983)
                                                                                          ----------  ------------
                                                                                          $  534,056   $  512,879
                                                                                          ----------  ------------
                                                                                          ----------  ------------

Changes in the allowance for estimated loan losses are summarized as follows for the quarters and six months ended June 30:

                                                                                   QUARTERS             SIX MONTHS
                                                                             --------------------  --------------------
                                                                               1997       1996       1997       1996
                                                                             ---------  ---------  ---------  ---------
                                                                                            (IN THOUSANDS)

Balance, beginning of period...............................................  $   6,961  $   8,195  $   6,983  $   8,417
Provisions.................................................................        287        247        624        586
Charge-offs................................................................       (105)      (613)      (650)    (1,346)
Recoveries.................................................................         72         85        258        257
                                                                             ---------  ---------  ---------  ---------
 Balance, end of period....................................................  $   7,215  $   7,914  $   7,215  $   7,914
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

At June 30, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totalled approximately $2.9 million, of which $190,000 related to loans with a corresponding valuation allowance of $70,000. The impaired loans at June 30, 1997, were measured for impairment using the fair value of the collateral as substantially all such loans were collateral dependent. For the six months ended June 30, 1997, the average recorded investment in impaired loans was approximately $5.1 million. The interest income recognized on impaired loans during the six months ended June 30, 1997 was $89,000. Impaired loans are summarized as follows:

                                                                                             JUNE 30    DECEMBER 31
                                                                                               1997       1996
                                                                                            ---------  -------------
                                                                                                 (IN THOUSANDS)

Construction loans........................................................................  $     402    $     557
Commercial real estate loans..............................................................      2,013        7,150
Residential mortgage......................................................................        514          515
                                                                                            ---------       ------

                                                                                            $   2,929    $   8,222
                                                                                            ---------       ------
                                                                                            ---------       ------

4. COMMITMENTS AND CONTINGENCIES

The Company has salary continuation agreements with nine officers which grant these officers the right to receive up to three times their average annual compensation for the five years preceding a change of control of the Company and a change of duties or salary for such officers. The maximum contingent liability for salary continuation under these agreements is approximately $2.9 million at June 30, 1997.

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

5. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The amounts of financial instruments with off-balance-sheet risk are as follows at the dates indicated:

                                                                                            JUNE 30   DECEMBER 31
                                                                                             1997         1996
                                                                                           ---------  ------------
                                                                                                (IN THOUSANDS)


Financial instruments whose contract amounts represent credit risk:
  Commitments to originate loans:.......................................................   $  16,705   $   32,908
                                                                                           ---------   ----------
                                                                                           ---------   ----------
  Unused lines of credit:...............................................................   $  37,041   $   35,560
                                                                                           ---------   ----------
                                                                                           ---------   ----------
  Letters of credit.....................................................................   $     611   $    1,004
                                                                                           ---------  ------------
                                                                                           ---------  ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net earnings for the three months ended June 30, 1997 were $1.5 million or $0.27 per common share compared to $1.1 million or $0.22 per common share in 1996, a 29% increase. The net earnings for the six months ended June 30, 1997 were $2.8 million or $0.53 per common share compared to $2.2 million or $0.43 per common share in 1996, an increase of 26%. The increases in earnings for both the three and six month periods resulted primarily from increases in net interest income resulting from a wider net interest spread and increased levels of interest-earning assets.

In July, the Company announced that Palmetto Federal Savings Bank will open its fourth banking center in Charleston, South Carolina, in the WalMart center on Rivers Avenue in North Charleston. This will be the Bank's 23rd banking center.

COMPARISON OF 1997 AND 1996 OPERATING RESULTS

NET INTEREST INCOME

Net interest income was $6.4 million for the quarter ended June 30, 1997, an increase of $984,000 or 18.2% compared to the quarter ended June 30, 1996.
For the six months ended June 30, 1997, net interest income increased by $2.0 million or 18.8% to $12.4 million compared to the six months ended June 30, 1996. Several balance sheet changes contributed to the improvement. Although total assets remained virtually unchanged, the loan portfolio grew by $21.2 million and deposits grew by $22.1 million, mostly in certificates of deposit. Offsetting these increases were decreases in investments, including Federal Home Loan Bank ("FHLB") stock which shrunk $11.9 million, cash which shrunk $4.2 million, and FHLB advances which declined $25.8 million.
The net interest spread resulting from the investments and advances (which were paid off) was very thin, while the loan and deposit growth produced both an increase in earning asset yield and a decline in cost of funds. As a result, the net interest spread and the net yield on average interest-earning assets improved for both the three and six month periods.

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

                                                                                     1997                    1996
                                                                            -----------------------   ----------------------
                                                                             AVERAGE      YIELD/       AVERAGE      YIELD/
                                                                             BALANCE      RATE         BALANCE       RATE
                                                                            ----------    ------      ----------    ------

  Interest-bearing deposits...............................................  $    4,352        5.39%  $    3,433        5.23%
  Loans receivable........................................................     533,894        8.96      476,663        8.88
  Mortgage-backed securities..............................................      60,041        6.94       65,019        6.65
  Total investments.......................................................      20,950        5.64       32,512        5.50
  FHLB stock..............................................................       3,748        7.25       10,884        7.20
                                                                            ----------       -----   ----------       -----
  Total interest-earning assets...........................................  $  622,985        8.62%  $  588,511        8.40%
                                                                            ----------       -----   ----------       -----
                                                                            ----------       -----   ----------       -----

Liabilities:
  Retail savings deposits.................................................  $   34,235        2.75%  $   31,885        2.55%
  Retail time deposits....................................................     398,228        5.76      369,116        5.87
  Demand deposits.........................................................     118,773        1.94      102,722        1.68
  FHLB advances...........................................................      51,700        5.59       70,357        6.38
                                                                            ----------       -----   ----------       -----
  Total interest-bearing liabilities......................................  $  602,936        4.82%  $  574,080        5.00%
                                                                            ----------       -----   ----------       -----
                                                                            ----------       -----   ----------       -----
       Net interest spread................................................                    3.80%                    3.40%
                                                                                             -----                    -----
                                                                                             -----                    -----
       Net yield..........................................................                    3.99%                    3.55%
                                                                                             -----                    -----
                                                                                             -----                    -----

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Palmetto Federal's net interest income during the periods indicated.

                                                                                        JUNE 1997 VERSUS JUNE 1996
                                                                                            INCREASE (DECREASE)
                                                                               --------------------------------------------
                                                                                                        RATE/
                                                                                VOLUME      RATE       VOLUME       TOTAL
                                                                               ---------  ---------  -----------  ---------
                                                                                               (IN THOUSANDS)

Changes in:
  Interest income:
    Loans receivable.........................................................  $   2,551  $     184   $      22   $   2,757
    Mortgage-backed securities...............................................       (166)        95          (8)        (79)
    Investments..............................................................       (534)       (54)         19        (569)
                                                                               ---------  ---------   ---------   ---------
   Total interest income.....................................................      1,851        225          33       2,109
                                                                               ---------  ---------   ---------   ---------

   Interest expense:
    Deposits.................................................................      1,109       (154)        (14)        941
    Other borrowed money.....................................................       (592)      (279)         74        (797)
                                                                               ---------  ---------   ---------   ---------
   Total interest expense....................................................        517       (433)         60         144
                                                                               ---------  ---------   ---------   ---------
 Net interest income (expense)...............................................  $   1,334  $     658   $     (27)  $   1,965
                                                                               ---------  ---------   ---------   ---------
                                                                               ---------  ---------   ---------   ---------

NONINTEREST INCOME

Noninterest income was $805,000 for the quarter ended June 30, 1997, a decrease of $399,000 or 33.1% from the 1996 quarter. The decline was primarily attributable to increased real estate operations losses which resulted from an increase of $211,000 in provisions for estimated losses related to unsold property acquired through foreclosure. Additionally, repairs, maintenance, insurance and tax costs on such properties increased by $95,000.

Financial services fees decreased by 45.0% due to lower sales and checking transaction fees decreased by 12.4% during the 1997 quarter. Checking fees continued to decline primarily due to decreased nonsufficient funds charges related to a previously discontinued "no minimum balance" product line. The number of such accounts continues to decrease, but this decrease has been offset by increases in higher average balance checking accounts.

The Company experienced gains of $167,000 on sales of investment and mortgage-backed securities available-for-sale and loans held-for-sale during the 1997 quarter compared to $94,000 for the 1996 quarter. The increase resulted from an increase of 39.2% in the volume of loans and securities sold. For the comparable six month periods, gains totalled $339,000 for 1997 and $589,000 for 1996.

For the six months ended June 30, 1997, noninterest income decreased by $808,000 or 29.5% to $1.9 million from the 1996 period. For the comparable six month periods: losses from real estate operations increased by $305,000 due primarily to an increase in the provision for loss on foreclosed real estate, and; checking transaction fees decreased $126,000 or 10.5%.

NONINTEREST EXPENSES

Noninterest expenses were $4.6 million for the quarters ended June 30, 1997 and 1996. For the six months ended June 30, 1997, noninterest expenses increased by $78,000 to $9.3 million. The Company has experienced increased costs associated with the expansion of its branch network. Full-time equivalent employees increased from 280 at June 30, 1996 to 304 at June 30, 1997. In addition, occupancy and equipment expense increased over the comparable quarters. These increases were offset by decreases in FDIC deposit insurance premiums and amortization of intangible assets.

    The primary components of compensation and employee benefits are as follows:

                                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30    JUNE 30     JUNE 30   JUNE 30
                                                                                1997      1996        1997      1996
                                                                             ---------  ---------  ---------  ---------
                                                                                           (IN THOUSANDS)

Salaries and commissions...................................................  $   2,293  $   2,138  $   4,575  $   4,228
Incentive programs.........................................................        265        219        520        473
Medical and retirement.....................................................        239        272        486        485
Payroll and other taxes....................................................        171        157        406        364
Other expenses.............................................................         28         26         56         49
                                                                             ---------  ---------  ---------  ---------
                                                                                 2,996      2,812      6,043      5,599

Capitalized costs of loan originations.....................................       (323)      (356)      (583)      (619)
                                                                             ---------  ---------  ---------  ---------
                                                                             $   2,673  $   2,456  $   5,460  $   4,980
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

Salaries and commissions increased by 7.2% during the quarter ended June 30, 1997, due to average merit wage increases and additional employees at the new Palmetto Federal offices. Medical and retirement costs decreased due to decreased medical claims under the Company's self-funded group insurance plan.

Federal insurance premiums and assessments declined by $191,000 in the 1997 quarter, despite the increase in insurable deposits, due to the decreased FDIC premiums following the September 1996 Savings Association Insurance Fund recapitalization. Other noninterest expenses during the 1996 quarter included $62,000 in goodwill and core deposit intangible amortization. These remaining intangible assets were written off in December 1996.

For the six months ended June 30, 1997, noninterest expense increased by $78,000 from the 1996 period, despite a $480,000 increase in compensation and employee benefits. This increase was offset by a decrease of $388,000 in federal deposit insurance premiums, a decrease of $62,000 in advertising and public relations and a decrease of $122,000 in other expenses due to the aforementioned intangible asset write-off in December 1996.

LENDING ACTIVITIES

During the quarter ended June 30, 1997, the Company originated $65.7 million in loans compared to $63.2 million for the quarter ended June 30, 1996. Year-to-date originations were $118.4 million in 1997 compared to $117.6 million in 1996. Loans receivable were $534.1 million at June 30, 1997, compared to $512.9 million at December 31, 1996, an increase of 4.1%.

Residential mortgage loan originations were $40.0 million in the 1997 quarter compared to $43.9 million for the quarter ended June 31, 1996. The decline resulted principally from an increase in quoted interest rates for mortgage loans which were higher in 1997 than in the second quarter of 1996. The lower rates in 1996 resulted in $8.2 million of loan refinancings compared to $4.4 million in 1997.

Commercial real estate loan originations in 1997 continued to exceed 1996 levels. During the 1997 quarter, $11.0 million of these loans were originated compared to $5.5 million in the second quarter of 1996. The 1997 originations included 3 loans of $1.0 million or more, compared to 2 loans of this size in 1996. Consumer loan originations increased 56% to $9.7 million for the 1997 quarter. Originations of second mortgage loans declined 72% to $1.5 million for the 1997 quarter. During 1996, the Bank promoted the new CashLine II product at an introductory interest rate resulting in origination levels which exceeded both 1995 and 1997 levels.

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

In January 1997, the FHLB of Atlanta redeemed all stock held by member institutions in excess of their minimum required amount. Palmetto Federal used these funds, approximately $7.0 million, along with increased retail deposits to reduce FHLB advances by $25.8 million. This reduction in FHLB advances contributed to the reduction in the cost of funds for the 1997 period.

NONPERFORMING ASSETS AND RESTRUCTURED LOANS

The provision for estimated losses on loans was $287,000 for the quarter ended June 30, 1997, compared to $247,000 for the 1996 quarter. Net charge-offs for the 1997 quarter were $33,000 compared to $528,000 for the 1996 quarter. For the comparable six month periods, the provision for estimated loan losses increased from $586,000 in 1996 to $624,000 in 1997 while net charge-offs decreased from $1.1 million in 1996 to $392,000 in 1997.

Nonperforming assets (nonaccrual loans and foreclosed real estate ("REO")) and restructured loans, net of specific allowances, decreased from $17.7 million or 2.7% of total assets at December 31, 1996 to $14.1 million or 2.1% of total assets at June 30, 1997. The table below sets forth the amounts and categories of Palmetto Federal's nonperforming assets and restructured loans at the dates indicated.

                                                                     JUNE 30    MARCH 31    DECEMBER 31    JUNE 30
                                                                      1997        1997          1996        1996
                                                                    ---------  -----------  ------------  ---------
                                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans..................................................  $   2,867   $   3,308    $    3,971   $  5,342
Foreclosed real estate............................................      6,155       7,006         7,187      8,310
Restructured loans................................................      5,065       6,211         6,533     10,409
                                                                    ---------  -----------  ------------  ---------
                                                                    $  14,087   $  16,525    $   17,691   $ 24,061
                                                                    ---------  -----------  ------------  ---------
                                                                    ---------  -----------  ------------  ---------
General loan loss allowance as a percentage of the total..........      50.1%        40.9%         36.2%      28.4%
                                                                    ---------  -----------  ------------  ---------
                                                                    ---------  -----------  ------------  ---------
 Total as a percentage of loans receivable, net....................      2.6%         3.1%          3.4%       4.9%
                                                                    ---------  -----------  ------------  ---------
                                                                    ---------  -----------  ------------  ---------
Total as a percentage of total assets.............................       2.1%         2.5%          2.7%       3.8%
                                                                    ---------  -----------  ------------  ---------
                                                                    ---------  -----------  ------------  ---------

Although the allowance for estimated loan losses of $7.2 million at June 30, 1997 had declined from the June 30, 1996 level of $7.9 million, the coverage ratio in the table above increased from 28.4% at June 30, 1996 to 50.1% at June 30, 1997.

Changes in the components of nonperforming assets and restructured loans during the three months ended June 30, 1997 were as follows:

                                                                    NONACCRUAL              RESTRUCTURED
                                                                       LOANS        REO         LOANS        TOTAL
                                                                    -----------  ---------  -------------  ---------

                                                                                     (IN THOUSANDS)

March 31, 1997....................................................   $   3,308   $   7,006    $   6,211    $  16,525
Performing loans which became nonperforming.......................       1,206         243                     1,449
Upgrades due to performance.......................................        (925)                  (1,171)      (2,096)
Sales.............................................................                  (1,137)                   (1,137)
Net principal collections.........................................        (380)                     (24)        (404)
Charge-offs, provisions and write downs...........................          (1)       (248)                     (249)
Net changes in allowances.........................................         (50)                      49           (1)
Nonaccrual loans which became REO.................................        (291)        291                         0
                                                                    -----------  ---------    ---------    ---------
June 30, 1997.....................................................   $   2,867   $   6,155    $   5,065    $  14,087
                                                                    -----------  ---------    ---------    ---------
                                                                    -----------  ---------    ---------    ---------


The $1.2 million of new nonaccrual loans is comprised of several loans, none of which individually exceed $300,000. The nonaccrual loans which became REO consists primarily of several loans collateralized by single family houses, none exceeding $150,000. Although total nonaccrual loans have decreased 27.8% since December 31, 1996, the consumer loan segment of the total has increased by approximately 93% to $726,000. This increase parallels trends seen throughout the banking industry and management continues to analyze this trend.

The Company sold $1.1 million of foreclosed real estate which consisted of one commercial parcel of 13.9 acres in Aiken, South Carolina, adjacent to the Woodside Plantation project, with a carrying value of $417,000, and several other properties, none of which had a carrying value greater than $135,000. Palmeto Federal did not provide financing for the sale of the commercial parcel.

Potential problem loans represent loans that are current as to payment of principal and interest, but where management has doubts about the borrower's ability to comply with present repayment terms. These loans are not included in the above table of nonperforming assets and restructured loans. These loans, primarily commercial real estate loans, totalled approximately $14.0 million and $14.5 million at June 30, 1997 and December 31, 1996, respectively.

The Bank's total criticized assets include its nonperforming assets and restructured loans of $14.1 million as well as its potential problem loans of $14.0 million. The following table summarizes the Bank's criticized assets as of the dates indicated:

                                                                     JUNE 30    MARCH 31    DECEMBER 31    JUNE 30
                                                                      1997        1997          1996        1996
                                                                    ---------  -----------  ------------  ---------
                                                                                     (IN THOUSANDS)
Special mention...................................................  $  13,392   $  14,813    $   13,278   $  15,173
Substandard.......................................................     14,198      15,113        17,702      23,912
Doubtful..........................................................                    364           364          29
Loss..............................................................        479         913         1,220       1,331
                                                                    ---------  -----------  ------------  ---------
                                                                    $  28,069   $  31,203    $   32,564   $  40,445
                                                                    ---------  -----------  ------------  ---------
                                                                    ---------  -----------  ------------  ---------

REAL ESTATE DEVELOPMENT ACTIVITY

The Company continues to have a significant concentration of risk related to Woodside Plantation, exclusive of loans to individual homeowners, consisting of real estate held for development, acquisition and development loans, foreclosed real estate and a 50% interest in a partnership. During the six months ended June 30, 1997, the total carrying value of these components decreased from $12.5 million to $11.7 million, primarily due to loan payments resulting from lot sales and the sale of houses on the lots received in the 1995 restructuring.

LIQUIDITY

Palmetto Federal's principal sources of funds are deposits, loan repayments, proceeds from sales and principal payments of invest- ment and mortgage-backed securities and loans, FHLB advances, other borrowings, and retained earnings. The liquidity of Palmetto Federal's operations is measured by the ratio of cash and short-term investments as defined by the Office of Thrift Supervision ("OTS") regulations to the sum of savings and borrowings payable in one year, less loans on savings. The Bank's average liquidity level for June 1997 of 5.9% was in excess of the required amount of 5.0%.

REGULATORY MATTERS

Under current OTS regulations, savings associations must satisfy three minimum capital requirements: tangible, core and risk-based. At June 30, 1997, Palmetto Federal's regulatory capital was 7.1% for both tangible and core capital and 11.1% for risk-based capital, exceeding both the regulatory minimum levels and the well capitalized standards under the Prompt Corrective Action regulations adopted by the OTS under the FDIC Improvement Act of 1991.

As of December 31, 1996, the most recent notification from the OTS categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes have changed the Bank's category. OTS is scheduled to begin their regular examination of Palmetto Federal and PALFED, Inc. on September 1, 1997.

RECENT ACCOUNTING AND REPORTING CHANGES

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

The FASB has issued SFAS No. 128, "Earnings Per Share", which simplifies the present standards for computing earnings per share ("EPS"). SFAS No. 128 replaces primary EPS with basic EPS which excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. SFAS No. 128 also replaces fully diluted EPS with diluted EPS which reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised. SFAS No. 128 is effective for the Company as of December 31, 1997.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information
About Capital Structure", which consolidates the existing requirements to disclose certain information about an entity's capital structure and is not expected to change the Company's current capital structure disclosures. SFAS No. 129 is effective for the Company for the year ending December 31, 1997.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive
Income", which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than investments by owners and distributions to owners. The FASB believes that SFAS No. 130 should help investors, creditors and others in assessing a company's activities and the timing and magnitude of its future cash flows. For the Company, the primary difference between net income and comprehensive income is the change in unrealized gains and losses on securities available-for-sale. SFAS No. 130 is not expected to have a materially adverse impact on the consolidated financial position of the Company and is effective for the year ending December 31, 1998.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes new standards for public companies to report information about operating segments in annual financial statements and also requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has not yet determined the impact of SFAS No. 131 on the Company's future disclosures. SFAS No. 131 is effective for the Company beginning January 1, 1998.

PART II.  Other Information

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The results of the 1997 PALFED Annual Meeting of Shareholders held on April
22, 1997, were previously reported in the Form 10-Q for the quarter ended March 31, 1997.

ITEM 5. OTHER INFORMATION

    (a) Pursuant to the Amended and Restated Directors Stock Plan, on April 23, 1997, PALFED granted an award for 1,000 restricted shares of common stock to Edwin S. Pearlstine, Jr., a newly elected director. The restricted shares vest on April 23, 1998 and are contingent upon and subject to Mr. Pearlstine's continued directorship.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    Exhibit 10.1 Form of PALFED, Inc./Palmetto Federal Executive Salary
                 Continuation Agreement between PALFED, Inc./Palmetto Federal and certain officers, dated as of May 1, 1997.

    Exhibit 11.1 Statement regarding computation of per share data.

    (b) Reports on Form 8-K.

    The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PALFED, INC.
                                --------------

                                (REGISTRANT)

DATE: AUGUST 12, 1997           /S/ JOHN C. TROUTMAN
      ---------------           ---------------------
                                JOHN C. TROUTMAN
                                PRESIDENT AND CHIEF
                                EXECUTIVE OFFICER

DATE: AUGUST 12, 1997           /S/ DARRELL R. RAINS
      ---------------           ---------------------
                                DARRELL R. RAINS
                                EXECUTIVE VICE PRESIDENT
                                AND CHIEF FINANCIAL
                                OFFICER

DATE: AUGUST 12, 1997           /S/ MICHAEL B. SMITH
      ---------------           ---------------------
                                MICHAEL B. SMITH
                                SENIOR VICE PRESIDENT
                                AND CONTROLLER