Form 10-Q
period 1997-09-30
PALFED INC
filed 1997-11-14
CIK 793075

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                      -----------------------------------

                 Quarterly Report Under Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934


For the quarter ended                             SEC Commission File
September 30, 1997                                Docket Number 0-15334
----------------------                            -----------------------
                                PALFED, INC.

-------------------------------------------------------------------------------

              (Exact name of registrant as specified in its charter)



South Carolina                                       57-0821295
-------------------------------                     ---------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      identification number)



107 Chesterfield Street South                                      29801
Aiken, South Carolina                                        (Zip Code)
(Address of principal executive office)


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

                 Yes..X...                        NO......

There were 5,299,201 shares of Common Stock outstanding on September 30, 1997.

                                 PALFED, Inc.
              ---------------------------------------------------

                           Quarterly Report on Form 10-Q
                      For The Quarter Ended September 30, 1997



                               Table of Contents

PART I--FINANCIAL INFORMATION




ITEM                                                               PAGE
                                                                  ------

1.  Financial Statements
      Consolidated Statements of Financial
      Condition as of September 30, 1997
      and December 31, 1996.......................................     3

      Consolidated Statements of Operations
      for the Three and Nine Months Ended
      September 30, 1997 and 1996.................................     4

      Consolidated Statements of Cash
      Flows for the Nine Months Ended
      September 30, 1997 and 1996.................................     5

      Notes to Consolidated Financial Statements..................     7

2.  Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations..................................................    11

PART II--OTHER INFORMATION

Item

5.  Other Information.............................................    16

6.  (a) Exhibits..................................................    16
    (b) Reports on Form 8-K.......................................    16

Exhibit 11.1......................................................    17

SIGNATURES........................................................    18

Consolidated Statements of Financial Condition
(Unaudited)

PALFED, Inc.                                                                           September 30  December 31
and subsidiaries                                                                           1997          1996
                                                                                       ------------  ------------
                                                                                         (in thousands, except
                                                                                              share data)
ASSETS
Cash and due from banks..............................................................   $    9,855    $   16,942
Interest-bearing deposits with other banks...........................................        6,613         3,465
Investment and mortgage-backed securities:
    Available-for-sale...............................................................       22,925        24,007
    Held-to-maturity.................................................................       50,682        58,700
Loans held-for-sale..................................................................        9,327        11,241
Loans receivable, net................................................................      540,712       512,879
Investment in real estate, net.......................................................       11,278        13,501
Investment in Federal Home Loan Bank stock...........................................        3,479        10,884
Premises and equipment, net..........................................................        5,837         5,958
Accrued interest receivable..........................................................        3,920         3,835
Other assets.........................................................................        3,876         3,845
                                                                                       ------------  ------------
                                                                                        $  668,504    $  665,257
                                                                                       ------------  ------------
                                                                                       ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing accounts.................................................   $   33,597    $   30,577
        Savings and NOW accounts.....................................................      126,976       121,432
        Certificates of deposit......................................................      406,339       384,678
        Accrued interest payable.....................................................        6,499         3,441
                                                                                       ------------  ------------
            Total deposits...........................................................      573,411       540,128
Federal Home Loan Bank advances......................................................       32,500        68,400
Other liabilities....................................................................        5,665         4,906
                                                                                       ------------  ------------
Total liabilities....................................................................      611,576       613,434
                                                                                       ------------  ------------
Commitments and contingencies
Stockholders' equity:
    Common stock, $1.00 par value; authorized 10,000,000 shares; 5,299,201 and
      5,231,317 shares issued and outstanding, respectively..........................        5,299         5,231
    Additional paid-in capital.......................................................       28,500        28,115
    Retained earnings................................................................       23,593        20,320
    Unearned compensation............................................................                     (1,128)
    Net unrealized loss on securities, net of tax benefit of $261 and $369,
      respectively...................................................................         (464)         (715)
                                                                                       ------------  ------------
        Total stockholders' equity...................................................       56,928        51,823
                                                                                       ------------  ------------
                                                                                        $  668,504    $  665,257
                                                                                       ------------  ------------
                                                                                       ------------  ------------

The accompanying notes are an integral part of these consolidated financial statements.
                                       3

Consolidated Statements of Income
(Unaudited)

                                                             Three Months Ended          Nine Months Ended
                                                         --------------------------  --------------------------
PALFED, Inc.                                             September 30  September 30  September 30  September 30
and subsidiaries                                             1997          1996          1997          1996
                                                         ------------  ------------  ------------  ------------

                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income:
  Loans receivable.....................................   $   12,338    $   11,055    $   36,249    $   32,209
  Mortgage-backed securities...........................          998         1,081         3,082         3,244
  Investment securities................................          321           570         1,046         1,857
  Other................................................           88            58           205           182
                                                         ------------  ------------  ------------  ------------
        Total interest income..........................       13,745        12,764        40,582        37,492
                                                         ------------  ------------  ------------  ------------
Interest expense:
  Deposits.............................................        6,829         6,159        19,810        18,199
  Other borrowings.....................................          512           870         1,945         3,100
                                                         ------------  ------------  ------------  ------------
        Total interest expense.........................        7,341         7,029        21,755        21,299
                                                         ------------  ------------  ------------  ------------
Net interest income....................................        6,404         5,735        18,827        16,193
Provision for estimated losses on loans................           41           313           665           899
                                                         ------------  ------------  ------------  ------------
Net interest income after provision for estimated loan
  losses...............................................        6,363         5,422        18,162        15,294
                                                         ------------  ------------  ------------  ------------
Noninterest income:
  Checking transaction fees............................          528           611         1,603         1,812
  Financial services fees..............................          228           209           598           664
  Late charge and other fees...........................          123            77           376           353
  Net trading account gains and losses.................          110            87           318           219
  Gain on sales of available-for-sale securities.......           19            23            34           197
  Gain on sales of loans held-for-sale.................          108            67           224           350
  Real estate operations...............................         (423)         (288)         (903)         (463)
  Other................................................          206           288           576           677
                                                         ------------  ------------  ------------  ------------
        Total noninterest income.......................          899         1,074         2,826         3,809
                                                         ------------  ------------  ------------  ------------
Noninterest expenses:
  Compensation and employee benefits...................        4,043         2,449         9,504         7,429
  Occupancy and equipment..............................          784           764         2,369         2,228
  Federal insurance premiums and assessments...........          163         3,657           482         4,364
  Professional and outside service fees................          316           335         1,049         1,035
  Data processing......................................          220           208           654           626
  Advertising and public relations.....................          120           139           481           562
  Other................................................          146           375           513           864
                                                         ------------  ------------  ------------  ------------
        Total noninterest expenses.....................        5,792         7,927        15,052        17,108
                                                         ------------  ------------  ------------  ------------
Income (loss) before provision for income taxes........        1,470        (1,431)        5,936         1,995
Provision (benefit) for income taxes...................          529          (453)        2,188           749
                                                         ------------  ------------  ------------  ------------
Net income (loss)......................................   $      941    $     (978)   $    3,748    $    1,246
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------
Earnings (loss) per share..............................   $     0.18    $     (0.19)  $     0.70    $     0.24
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------
Dividends per share....................................   $     0.03    $     0.02    $     0.09    $     0.06
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------

The accompanying notes are an integral part of these consolidated financial statements.
                                       4

Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                     Nine Months
                                                                                                 Ended September 30,
PALFED, Inc.                                                                                     --------------------
and subsidiaries                                                                                    1997       1996
                                                                                                 ---------  ---------
                                                                                                    (in thousands)
Operating Activities:
Cash flows from operating activities :
  Net income........................................................................             $ 3,748    $ 1,246
  Adjustments to reconcile net income to cash provided by operations:
      Depreciation and amortization.................................................                 520        642
      Recognition of unearned compensation..........................................               1,123
      Provision for estimated losses on loans and real estate.......................               1,000      1,076
      Other gains, net..............................................................                (404)      (647)
      Proceeds from sales of loans held-for-sale....................................              13,330     18,303
      Originations of loans held-for-sale...........................................             (33,150)   (33,332)
      Proceeds from sales of trading account securities.............................              35,001     17,532
      Gain on sale of available-for-sale securities.................................                 (34)      (350)
      Changes in:
            Accrued interest receivable, net........................................                 (85)       312
            Accrued interest payable................................................               3,058      5,536
            Other assets............................................................                 (81)       954
            Other liabilities (excluding deferred income)...........................                (407)     5,161
      Other, net....................................................................                 274        712
                                                                                                 ---------  ---------
      Net cash provided by operating activities.....................................              23,893     17,145
                                                                                                 ---------  ---------

Investing activities:
Cash flows from investing activities:
    Net sales of FHLB stock.........................................................               7,405
    Proceeds from sales of available-for-sale securities............................               7,128     19,198
    Principal collections on available-for-sale securities..........................               1,345     12,641
    Purchases of available-for-sale securities......................................              (7,183)    (7,998)
    Net increase in loans receivable................................................             (40,932)   (52,685)
    Purchases of held-to-maturity securities........................................                         (6,852)
    Principal collections and maturities of held-to-maturity securities.............               8,176      8,005
    Proceeds from sales of foreclosed real estate...................................               1,432      2,419
    Purchase of premises and equipment..............................................                (583)    (1,143)
    Other, net......................................................................                 (46)     1,561
                                                                                                 ---------  ---------
        Net cash used by investing activities.......................................             (23,258)   (24,854)
                                                                                                 ---------  ---------

                                       5

Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                     Nine Months
                                                                                                 Ended September 30,
PALFED, Inc.                                                                                     --------------------
and subsidiaries                                                                                    1997       1996
                                                                                                 ---------  ---------
                                                                                                    (IN THOUSANDS)
Financing activities:
Cash flows from financing activities :
  Net increase in deposit accounts..................................................                30,225     19,077
  Proceeds from FHLB advances.......................................................                61,850     84,900
  Repayments of FHLB advances.......................................................               (97,750)  (102,700)
  Payment of cash dividend..........................................................                  (475)      (313)
  Other, net........................................................................                 1,576        844
                                                                                                 ---------  ---------
      Net cash provided (used) by financing activities..............................                (4,574)     1,808
                                                                                                 ---------  ---------
Net decrease in cash and cash equivalents...........................................                (3,939)    (5,901)
Cash and cash equivalents, beginning of period......................................                20,407     21,325
                                                                                                 ---------  ---------
Cash and cash equivalents, end of period............................................             $  16,468  $  15,424
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
Supplemental disclosures of cash flow information:
  Cash paid for:
      Interest......................................................................             $  18,697  $  15,763
      Income taxes..................................................................                 2,147      1,217
  Supplemental schedule of noncash investing and financing activities:
    Securitizations of mortgage loans...............................................             $  34,683  $  17,312
    Conversion of adjustable rate and construction loans receivable to 30
      year fixed rate mortgage loans held-for-sale..................................                12,695      7,918
    Real estate acquired through foreclosure........................................                 1,750      4,471
    Financed sales of foreclosed real estate........................................                 2,123      1,677
    Issuance of common stock as compensation........................................                    36         81

The accompanying notes are an integral part of these financial statements.

                         PALFED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. summary of Significant Accounting Policies

General

The accounting and reporting policies of PALFED, Inc. and Subsidiaries (the "Company") conform to generally accepted accounting principles and to general practice within the thrift industry. They reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. These adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements, the related notes, and the report of independent accountants included in the Company's Annual Report to Shareholders for the year ended December 31, 1996. The year end consolidated statement of financial condition data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for a full year.

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 128, "Earnings Per Share", which simplifies the present standards for computing earnings per share ("EPS"). SFAS No. 128 replaces primary EPS with basic EPS which excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. SFAS No. 128 replaces fully diluted EPS with diluted EPS which reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised. SFAS No. 128 is effective for the Company as of December 31, 1997. The following presents EPS for the three and nine months ended September 30, 1997 and 1996 if SFAS No. 128 had been in effect:

                                                     Three Months          Nine Months
                                                   1997       1996       1997       1996
                                                 ---------  ---------  ---------  ---------
Basic earnings per share.......................  $    0.18  $   (0.19) $    0.72  $    0.24
                                                 ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------
Diluted earnings per share.....................  $    0.18  $   (0.19) $    0.70  $    0.24
                                                 ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------

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

Reclassifications

Certain accounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation. Included in these accounts are net reclassifications between operating and investing activities in the statements of cash flows of $2.6 million, relating to loans held-for-sale and trading securities.

2. Merger with Regions Financial Corporation

On September 23, 1997, PALFED, Inc. and Regions Financial Corporation ("Regions") entered into an Agreement and Plan of Merger ("Agreement") pursuant to which PALFED will merge with and into Regions. Regions is a multi-bank holding company located in Birmingham, Alabama, with total assets of approximately $22 billion. Under the terms of the Agreement, each outstanding share of PALFED common stock will be converted into 0.70 shares of Regions common stock, subject to adjustment. The Agreement is subject to PALFED shareholder approval, appropriate regulatory approvals and other customary closing conditions. The transaction is intended to qualify as a tax-free reorganization. The transaction will be accounted for as a pooling of interests.

PALFED and a subsidiary of Regions are currently finalizing the terms of mortgage loan sub-servicing agreements in anticipation of the merger between these companies. Under this agreement, Regions will service approximately $490 million in first mortgage loans which PALFED either owns or services for others. The agreement is expected to provide for the nullification of this arrangement in the event the merger is not consummated.

3. Investment and Mortgage-Backed Securities

Investment and mortgage-backed securities are summarized as follows:

                                                                         September 30, 1997     December 31, 1996
                                                                       ----------------------  --------------------
                                                                        Amortized     Fair     Amortized    Fair
                                                                          Cost        Value      Cost       Value
                                                                       -----------  ---------  ---------  ---------
                                                                                      (in thousands)
Available-for-sale
Investment securities................................................   $  12,448   $  12,361  $  15,964  $  15,768
Mortgage-backed securities...........................................      10,442      10,564      8,161      8,239
                                                                       -----------  ---------  ---------  ---------
                                                                        $  22,890   $  22,925  $  24,125  $  24,007
                                                                       -----------  ---------  ---------  ---------
                                                                       -----------  ---------  ---------  ---------
Held-to-maturity
Investment securities................................................   $   3,969   $   3,969  $   6,962  $   6,947
Mortgage-backed securities...........................................      46,713      47,450     51,738     52,275
                                                                       -----------  ---------  ---------  ---------
                                                                        $  50,682   $  51,419  $  58,700  $  59,222
                                                                       -----------  ---------  ---------  ---------
                                                                       -----------  ---------  ---------  ---------

3. Loans Receivable

Loans receivable are summarized as follows at the indicated dates:

                                                                                       September 30  December 31
                                                                                           1997          1996
                                                                                       ------------  ------------
                                                                                             (in thousands)
Loan collateralized by real estate:
  Permanent residential mortgage.....................................................   $  230,685    $  224,955
  Construction.......................................................................       72,610        54,816
  Second mortgage....................................................................       55,197        56,022
  Commercial.........................................................................      158,455       145,685
Loans collateralized by other property:
  Consumer...........................................................................       32,529        34,903
  Commercial.........................................................................       16,661        16,209
Loans collateralized by savings accounts.............................................        4,780         4,725
                                                                                       ------------  ------------
                                                                                           570,917       537,315
Less:
  Loans in process...................................................................      (20,280)      (16,263)
  Unamortized yield adjustments......................................................       (2,658)       (1,190)
  Allowance for estimated losses.....................................................       (7,267)       (6,983)
                                                                                       ------------  ------------
                                                                                        $  540,712    $  512,879
                                                                                       ------------  ------------
                                                                                       ------------  ------------

Changes in the allowance for estimated loan losses are summarized as follows for the quarters and nine months ended September 30:

                                                                                   Quarters            Nine Months
                                                                             --------------------  --------------------
                                                                               1997       1996       1997       1996
                                                                             ---------  ---------  ---------  ---------
                                                                                           (in thousands)
Balance, beginning of period...............................................  $   7,215  $   7,914  $   6,983  $   8,417
Provisions.................................................................         41        313        665        899
Charge-offs................................................................       (156)      (521)      (806)    (1,867)
Recoveries.................................................................        167         92        425        349
                                                                             ---------  ---------  ---------  ---------
Balance, end of period.....................................................  $   7,267  $   7,798  $   7,267  $   7,798
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

At September 30, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totalled approximately $3.0 million, of which $190,000 related to loans with a corresponding valuation allowance of $70,000. The impaired loans at September 30, 1997, were measured for impairment using the fair value of the collateral as substantially all such loans were collateral dependent. For the nine months ended September 30, 1997, the average recorded investment in impaired loans was approximately $4.6 million. The interest income recognized on impaired loans during the nine months ended September 30, 1997 was $140,000. Impaired loans are summarized as follows:

                                                            September 30    december 31
                                                                1997           1996
                                                            -------------  -------------
                                                                   (in thousands)
Construction loans........................................    $     155      $     557
Commercial real estate loans..............................        2,303          7,150
Residential mortgage......................................          513            515
                                                                 ------         ------
                                                              $   2,971      $   8,222
                                                                 ------         ------
                                                                 ------         ------

                                       9

4. Commitments and Contingencies

The Company has salary continuation and noncompete agreements with nine officers which grant these officers the right to receive three times their average annual compensation for the five years preceding a change of control of the Company and a change of duties or salary for such officers. The estimated contingent liability under these agreements is approximately $4.1 million at September 30, 1997. Upon the effective date of the merger between PALFED and Regions (as discussed in Note 2), the obligation under these agreements will be fixed and payable to these officers.

Concurrent with the 1990 sale of the Woodside Plantation Country Club ("WPCC"), the Company entered into an agreement with WPCC to purchase club memberships. This obligation to purchase memberships, based on future lot sales, is subject to an annual limitation and depends upon whether full or partial memberships are purchased. The maximum liability under this contingency, assuming the annual limitation is met and partial memberships are purchased, is approximately $1.1 million. In 1993, the Company sold the remaining lots and certain other real estate at Woodside Plantation and the purchaser assumed the Company's obligations under this agreement. The Company remains contingently liable under this agreement.

5. Financial Instruments With Off-Balance-Sheet Risk

The amounts of financial instruments with off-balance-sheet risk are as follows at the dates indicated:

                                                                September 30  December 31
                                                                    1997          1996
                                                                ------------  ------------
                                                                      (in thousands)
Financial instruments whose contract
  amounts represent credit risk:

  Commitments to originate loans:.............................   $   33,242    $   32,908
                                                                ------------  ------------
                                                                ------------  ------------
  Unused lines of credit:.....................................   $   39,137    $   35,560
                                                                ------------  ------------
                                                                ------------  ------------
  Letters of credit...........................................   $    1,083    $    1,004
                                                                ------------  ------------
                                                                ------------  ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On September 23, 1997, PALFED, Inc. and Regions Financial Corporation ("Regions") entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which PALFED will merge with and into Regions. Under the terms of the Agreement, each outstanding share of PALFED common stock will be converted into the right to receive 0.70 shares of Regions common stock, subject to adjustment. The Agreement is subject to PALFED shareholder approval, appropriate regulatory approvals and other customary closing conditions. The transaction is intended to qualify as a pooling of interests and is expected to close during the first quarter of 1998.

The Company's net earnings for the three months ended September 30, 1997 were $941,000 or $0.18 per common share compared to a loss of $978,000 or $0.19 per common share in 1996. The net earnings for the nine months ended September 30, 1997 were $3.7 million or $0.70 per common share compared to $1.2 million or $0.24 per common share in 1996. Earnings for the 1997 periods were reduced by $1.1 million (before tax) due to recognition of additional compensation expense related to accelerated amortization of stock grants. Results of operations for both the three and nine month periods in 1996 were significantly affected by the special assessment of $3.3 million to recapitalize the Savings Association Insurance Fund.

PALFED and a subsidiary of Regions are currently finalizing the terms of mortgage loan sub-servicing agreements in anticipation of the merger between these companies. Under this agreement, Regions will service approximately $490 million in first mortgage loans which PALFED either owns or services for others. The agreement is expected to provide for the nullification of this arrangement in the event the merger is not consummated.

COMPARISON OF 1997 AND 1996 OPERATING RESULTS

Net Interest Income

Net interest income was $6.4 million for the quarter ended September 30, 1997, an increase of $669,000 or 11.7% compared to the quarter ended September 30, 1996. For the nine months ended September 30, 1997, net interest income increased by $2.6 million or 16.3% to $18.8 million compared to the nine months ended September 30, 1996. Several balance sheet changes contributed to the improvement. Although total assets remained virtually unchanged, the loan portfolio grew by $25.9 million and deposits grew by $33.3 million, mostly in certificates of deposit. Offsetting these increases were decreases in investments, including Federal Home Loan Bank ("FHLB") stock, cash, and FHLB advances. The net interest spread resulting from the investments and advances (which were paid off) was very small, while the loan and deposit growth produced both an increase in earning asset yield and a decline in cost of funds. As a result, the net interest spread and the net yield on average interest-earning assets improved for both the three and nine month periods.

The following table presents information with respect to interest income from interest-earning assets and interest expense from interest-bearing liabilities, expressed in both dollars (in thousands) and rates, for the nine months ended September 30, 1997 and 1996. Averages are computed using month-end balances for the periods presented. Nonaccruing loans have been included in average loans receivable for purposes of calculating the average yield on loans receivable.

                                                                                     1997                     1996
                                                                            -----------------------  -----------------------
                                                                             Average       Yield/     Average         Yield/
                                                                             Balance        Rate      Balance         Rate
                                                                            ----------     ------     ----------      ------
Assets:
  Interest-bearing deposits...............................................  $    5,043        5.42%  $    3,482        5.17%
  Loans receivable........................................................     537,890        8.99      483,393        8.88
  Mortgage-backed securities..............................................      59,245        6.94       64,741        6.68
  Total investments.......................................................      20,009        5.65       30,574        5.52
  FHLB stock..............................................................       3,658        7.25       10,884        7.20
                                                                            ----------       -----   ----------        -----
  Total interest-earning assets...........................................  $  625,845        8.65%  $  593,074        8.43%
                                                                            ----------       -----   ----------        -----
                                                                            ----------       -----   ----------        -----
Liabilities:
  Retail savings deposits.................................................  $   33,611        2.74%  $   32,103        2.58%
  Retail time deposits....................................................     402,400        5.75      372,286        5.82
  Demand deposits.........................................................     121,562        1.98      104,621        1.72
  FHLB advances...........................................................      46,290        5.62       68,590        6.04
                                                                            ----------       -----   ----------        -----

  Total interest-bearing liabilities......................................  $  603,863        4.82%  $  577,600        4.93%
                                                                            ----------       -----   ----------        -----
                                                                            ----------       -----   ----------        -----
        Net interest spread...............................................                    3.83%                    3.50%
                                                                            ----------       -----   ----------        -----
                                                                            ----------       -----   ----------        -----
        Net yield.........................................................                    4.01%                    3.64%
                                                                            ----------       -----   ----------        -----
                                                                            ----------       -----   ----------        -----

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Palmetto Federal's net interest income during the nine month periods indicated.

                                                                                   September 1997 versus September 1996
                                                                                           Increase (Decrease)
                                                                               --------------------------------------------
                                                                                                        Rate/
                                                                                Volume      Rate       Volume       Total
                                                                               ---------  ---------  -----------  ---------
                                                                                              (in thousands)
Changes in:
  Interest income:
  Loans receivable...........................................................  $   3,615  $     382   $      43   $   4,040
  Mortgage-backed securities.................................................       (275)       124         (11)       (162)
  Investments................................................................       (736)       (84)         32        (788)
                                                                               ---------  ---------         ---   ---------
 Total interest income.......................................................      2,604        422          64       3,090
                                                                               ---------  ---------         ---   ---------
 Interest expense:
  Deposits...................................................................      1,736       (114)        (11)      1,611
  Other borrowed money.......................................................     (1,008)      (218)         71      (1,155)
                                                                               ---------  ---------         ---   ---------
 Total interest expense......................................................        728       (332)         60         456
                                                                               ---------  ---------         ---   ---------
Net interest income (expense)................................................  $   1,876  $     754   $       4   $   2,634
                                                                               ---------  ---------         ---   ---------
                                                                               ---------  ---------         ---   ---------

Noninterest Income

Noninterest income was $899,000 for the quarter ended September 30, 1997, a decrease of $175,000 or 16.3% from the 1996 quarter. The decline was primarily attributable to increased real estate operations losses which resulted from an increase of $95,000 in provisions for estimated losses related to real estate held for development and sale. Additionally, repairs and maintenance on such properties increased by $55,000.

Checking fees continued to decline primarily due to decreased nonsufficient funds charges related to a previously discontinued "no minimum balance" product line. The number of such accounts continues to decrease, but this decrease has been offset by an increase in a higher average balance checking account.

The Company experienced gains of $237,000 on sales of investment and mortgage-backed securities available-for-sale and loans held-for-sale during the 1997 quarter compared to $177,000 for the 1996 quarter. For the comparable nine month periods, gains totalled $576,000 for 1997 and $766,000 for 1996.

For the nine months ended September 30, 1997, noninterest income decreased by $983,000 or 25.8% to $2.8 million from the 1996 period. For the comparable nine month periods: losses from real estate operations increased by $440,000 due primarily to an increase in the provision for loss on foreclosed real estate, and; checking transaction fees decreased $209,000 or 11.5% due to decreases in fee generating accounts.

Noninterest Expenses

Noninterest expenses were $5.8 million for the quarter ended September 30, 1997 compared to $7.9 million for the comparable 1996 quarter. The 1997 quarter included additional compensation expense of $1.1 million related to certain common stock grants. Upon the signing of the definitive merger agreement with Regions, restrictions on 88,049 shares of restricted stock lapsed. These shares were issued in February 1996 pursuant to the 1993 Restricted Stock Incentive Award Plan. The 1996 quarter included a special assessment of $3.3 million to recapitalize the SAIF which was enacted by the United States Congress on September 30, 1996.

Compensation and employee benefits also increased during the 1997 quarter due to average merit salary increases of 4%, additional employees staffing new offices and additional incentive compensation.

Other noninterest expenses decreased by 61% during the 1997 quarter. The 1996 quarter included an estimated loss of $145,000 on a commercial checking account and $62,000 in goodwill and core deposit intangible amortization. These remaining intangible assets were written off in December 1996.

For the nine months ended September 30, 1997, noninterest expense decreased by $2.1 million from the 1996 period. The $2.1 million increase in compensation and employee benefits in 1997 was offset by the $3.3 million SAIF special assessment in 1996.

LENDING ACTIVITIES

During the quarter ended September 30, 1997, the Company originated $65.2 million in loans compared to $56.3 million for the quarter ended September 30, 1996. Year-to-date originations were $183.7 million in 1997 compared to $173.9 million in 1996. Loans receivable were $540.7 million at September 30, 1997, compared to $512.9 million at December 31, 1996, an increase of 5.4%.

Residential mortgage loan originations were $25.0 million in the 1997 quarter compared to $20.6 million for the quarter ended September 30, 1996. Construction loan originations increased by 29.3% to $18.9 million in the 1997 quarter. Consumer loan originations increased by 34.7% to $8.9 million for the 1997 quarter.

CREDIT QUALITY

During the quarter ended September 30, 1997, nonperforming assets and restructured loans continued to decline. Additionally, charge-offs during the quarter were $156,000 compared to $521,000 during the 1996 quarter and recoveries were $167,000 during the 1997 quarter compared to $92,000 in 1996. Consequently, the provision for estimated losses on loans was $41,000 for the 1997 quarter compared to $313,000 for the 1996 quarter. For the comparable nine month periods, the provision for estimated loan losses decreased from $899,000 in 1996 to $665,000 in 1997 while net charge-offs decreased from $1.5 million in 1996 to $381,000 in 1997. The allowance for estimated loan losses of $7.3 million resulted in a coverage ratio of 52.4% at September 30, 1997 compared to 29.6% at September 30, 1996.

Nonperforming assets (nonaccrual loans and foreclosed real estate ("REO")) and restructured loans, net of specific allowances, decreased from $17.7 million or 2.7% of total assets at December 31, 1996 to $13.6 million or 2.0% of total assets at September 30, 1997. The table below sets forth the amounts and categories of Palmetto Federal's nonperforming assets and restructured loans at the dates indicated.

                                                                     Sept. 30    June 30   December 31   Sept. 30
                                                                       1997       1997         1996        1996
                                                                     ---------  ---------  ------------  ---------
                                                                                (dollars in thousands)
Nonaccrual loans...................................................  $   3,412  $   2,867   $    3,971   $   3,309
Foreclosed real estate.............................................      5,908      6,155        7,187       8,884
Restructured loans.................................................      4,296      5,065        6,533      10,532
                                                                     ---------  ---------  ------------  ---------
                                                                     $  13,616  $  14,087   $   17,691   $  22,725
                                                                     ---------  ---------  ------------  ---------
                                                                     ---------  ---------  ------------  ---------
General loan loss allowance as a percentage of the total...........       52.4%      50.1%        36.2%       29.6%
                                                                     ---------  ---------  ------------  ---------
                                                                     ---------  ---------  ------------  ---------
Total as a percentage of loans receivable, net.....................        2.5%       2.6%         3.4%        4.5%
                                                                     ---------  ---------  ------------  ---------
                                                                     ---------  ---------  ------------  ---------
Total as a percentage of total assets..............................        2.0%       2.1%         2.7%        3.4%
                                                                     ---------  ---------  ------------  ---------
                                                                     ---------  ---------  ------------  ---------

The quarterly increase in nonaccrual loans resulted primarily from lines-of-credit totalling $375,000 to a local retailer and an increased level of delinquent consumer loans. The decrease in foreclosed real estate resulted primarily from sales of $763,000 offset by new foreclosures of $472,000. New foreclosures consist primarily of single family houses, none exceeding $275,000.

The Bank's total criticized assets include its nonperforming assets and restructured loans of $13.6 million as well as its potential problem loans of $6.8 million. The following table summarizes the Bank's criticized assets as of the dates indicated:


                                                                     Sept. 30    June 30    December 31   Sept. 30
                                                                       1997       1997         1996        1996
                                                                     ---------  ---------  ------------  ---------
                                                                                    (in thousands)
Special mention....................................................  $  14,627  $  13,392   $   13,278   $  14,523
Substandard........................................................      5,786     14,198       17,702      22,181
Doubtful...........................................................                                364
Loss...............................................................        659        479        1,220       1,438
                                                                     ---------  ---------  ------------  ---------
                                                                     $  21,072  $  28,069   $   32,564   $  38,142
                                                                     ---------  ---------  ------------  ---------
                                                                     ---------  ---------  ------------  ---------

REAL ESTATE DEVELOPMENT ACTIVITY

The purchaser of certain real estate at the Woodside Plantation project has an option to acquire parcels of the remaining undeveloped land at Woodside Plantation which option expires December 31, 1997. The Company is presently negotiating terms for this purchaser to acquire all the remaining undeveloped land. These terms may include but are not limited to a lower sales price than included in the option agreement and providing financing for the Purchaser. At this time the Company doesn't expect this sale to result in a loss to the Company. There are no assurances the purchaser will exercise its option by its expiration date.

LIQUIDITY

Palmetto Federal's principal sources of funds are deposits, loan repayments, proceeds from sales and principal payments of investment and mortgage-backed securities and loans, FHLB advances, other borrowings, and retained earnings. The liquidity of Palmetto Federal's operations is measured by the ratio of cash and short-term investments as defined by the Office of Thrift Supervision ("OTS") regulations to the sum of savings and borrowings payable in one year, less loans on savings. The Bank's average liquidity level for September 1997 of 5.9% was in excess of the required amount of 5.0%.

REGULATORY MATTERS

At September 30, 1997,

Palmetto Federal's regulatory capital was 6.6 % for both tangible and core capital and 10.6% for risk-based capital, exceeding both the regulatory minimum levels and the well capitalized standards under the Prompt Corrective Action regulations adopted by the OTS under the FDIC Improvement Act of 1991. The most recent notification from the OTS categorized the Bank as well capitalized. The OTS completed its regular examination of Palmetto Federal and PALFED during the third quarter.

RECENT ACCOUNTING AND REPORTING CHANGES

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

    (b) Reports on Form 8-K.

    The Company filed a report on Form 8-K dated August 26, 1997, regarding changes made to the bylaws of PALFED, Inc. The Company also filed a report dated September 23, 1997, announcing that PALFED, Inc. and Regions Financial Corporation ("Regions") had entered into an Agreement and Plan of Merger ("Agreement") pursuant to which PALFED will merge with and into Regions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PALFED, Inc.
                                           (Registrant)


Date: November 13, 1997                        /s/ John C. Troutman
                                               ----------------------------
                                               John C. Troutman
                                               President and Chief
                                               Executive Officer

Date: November 13, 1997                        /s/ Darrell R. Rains
                                               ----------------------------
                                               Darrell R. Rains
                                               Executive Vice President
                                               and Chief Financial
                                               Officer

Date: November 13, 1997                        /s/ Michael B. Smith
                                               ----------------------------
                                               Michael B. Smith
                                               Senior Vice President
                                               and Controller